Form 10QSB
period 1996-03-31
NETTER DIGITAL ENTERTAINMENT INC
filed 1996-05-13
CIK 1001592

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934



For the Quarterly Period Ended March 31, 1996   Commission File No. 0-26884


                      NETTER DIGITAL ENTERTAINMENT, INC.
            (exact name of registrant as specified in charter)

              Delaware                           95-3392054
           (State or other                   (I.R.S. Employer
     jurisdiction of incorporation)          Identification No.)


                     5200 Lankershim Blvd., Suite 280
                     No. Hollywood, California  91601
                 (Address of principal executive office)

Registrant's telephone number, including area code: 818/753-1990


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES     X         NO ____


As of May 09, 1996 the Registrant had 2,795,000 shares of its Common Stock, $.01 par value, issued and outstanding.


                    CONSOLIDATED BALANCE SHEET

                                        March 31,        June 30,
                                          1996             1995
                                        __________________________
                                        (Unaudited)
Assets
 Cash and cash equivalents              $  3,532,022   $  338,231
 Accounts receivable                         665,406      426,732
 Receivable from related party               194,876      194,876
 Production costs, net                        26,008          -
 Prepaid expenses                             -               932
                                        ____________   __________
     Total Current Assets                  4,418,312      960,771


Equipment, net of Accumulated Depreciation   231,848        3,539

Deferred Registration Costs                   --           60,363

Deposits and Other Assets                     72,218       63,289
                                        ____________   __________
                                         $ 4,722,378   $1,087,962
                                         ___________   __________

Liabilities and Stockholders' Equity
Accounts payable                        $   728,954   $  377,530
Accrued expenses                              --          74,377
Note payable - line of credit                 --         110,000
Deferred revenue                            309,885      393,923
                                        ___________   __________
    Total Current Liabilities             1,038,839      955,830

Minority Interest                             1,000          500

Commitments and Contingencies                --             --

Stockholders' Equity:
 Preferred stock, $.001 par value,
  2,000,000 shares authorized; no shares
  issued and outstanding                     --             --
 Common stock, $.01 par value, 6,000,000
  shares authorized; 2,795,000 shares
  issued and outstanding                     27,950       18,600
 Additional paid-in capital               3,537,368        2,920
 Retained earnings                          117,221      110,112
     Total Stockholders' Equity           3,682,539      131,632
                                        ___________   __________
                                        $ 4,722,378   $1,087,962
                                        ___________   __________

The accompanying notes are an integral part of the consolidated financial statements.




                                      CONSOLIDATED STATEMENT OF OPERATIONS

                        Three Months Ended             Nine Months Ended
                              March 31                     March 31,
                        1996             1995       1996            1995
                        _____________________       _____________________
                             (Unaudited)               (Unaudited)

Revenues:
 Production income      $7,932,226  $5,405,713      $21,659,544 $14,687,377
 Merchandising
   income                  350,000     --               350,000     --
 Interest income            27,362     --                46,131     --
 Other income               14,095      --               15,098     --
                         ___________ __________     ___________ ___________
                         8,323,683   5,405,713       22,070,773  14,687,377

Expenses:
 Production expenses      7,818,507  5,255,632       21,100,813  13,872,926
  General and
    administrative
    expenses                446,487    126,066          923,271    717,596
  Interest expense              944        813           10,780      6,512
                         __________ __________       __________ __________
                          8,265,938  5,382,511       22,034,864 14,597,034
                         __________ __________       __________ __________
Income/(Loss) Before
 Income Taxes                57,745     23,202           35,909     90,343

Provision for Income
 Tax                         19,633      7,889           28,800     32,165
                         __________ __________       __________ __________


Net Income (Loss)        $   38,112 $  15,313        $    7,109 $   58,178
                         __________ __________        _________ __________

Net Earnings/(Loss)
  Per Share              $     0.01 $    0.01        $      -- $     0.03
                         __________ __________       _________ __________

Weighted Average
 Number of Common
 Shares                  $2,795,000  1,860,000        2,795,000 1,860,000
                         __________  _________        _________ _________


The accompanying notes are an integral part of the consolidated financial statements.

             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                               (Unaudited)

             Preferred        Common                               Net
             Stock -          Stock -         Additional Retained  Stock-
             Number           Number           Paid-In   Earnings  holders'
             Of Shares Amount of Shares Amount Capital   (Deficit) Equity
             _________ ______ _________ ______ _________ _________ ________

BALANCE -
June 30,
1995            --      --   1,860,000 $18,600 $    2,920 $110,112 $  131,632

Issuance of
common stock in
public offering --      --     860,000   8,600  3,234,448    --     3,243,048

Exercise of
warrants        __      __      75,000      750   300,000    __       300,750


Net Income-
(Unaudited)     --      --        --       --        --     7,109       7,109
             ________________________________________________________________

Balance -
March 31, 1996  --       --  2,795,000 $27,950 $3,537,368 $117,221 $3,682,539
             _________________________________________________________________



The accompanying notes are an integral part of the consolidated financial statements.

                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                             Nine Months Ended March 31,
                                                 1996            1995
                                                     (Unaudited)

Cash flows from operating activities:
Net Income (Loss)                            $      7,109   $    58,178
                                             ____________   ___________

Noncash items included in income:                --               --

Changes in assets and liabilities:
 (Increase)/decrease in accounts receivable      (238,674)     (140,731)
 (Increase)/decrease in prepaid expenses              932        49,987
 (Increase)/decrease in deposits and other asset   (8,929)      159,048
 Increase/(decrease) in accounts payable          351,424       (27,633)
 Increase/(decrease) in accrued expenses          (74,377)      (40,420)
 Increase/(decrease) in deferred revenue          (84,038)     (560,187)
                                              ____________  ____________
      Total Adjustments                           (53,662)     (559,936)
                                              ____________  ____________

Net Cash provided by operating activities         (46,553)     (501,758)
                                              ____________  ____________

Cash flows from investing activities:
 Production costs                                 (26,008)          --
 Capital expenditures                            (228,309)       (2,943)
                                              ____________  ____________

 Net cash used in investing activities           (254,317)       (2,943)
                                              _____________  ____________

Cash flows from financing activities:
 Decrease in deferred registration costs           60,363           --
 Proceeds from public offering                  3,543,798           --
 Increase in Minority Interest                        500           --
 Proceeds from note payable - line of credit         --         65,000
 Repayment of note payable - line of credit      (110,000)          --
                                              _____________  ___________

Net cash provided by (used in) financing
activities                                      3,494,661       65,000
                                              _____________   ___________

Net increase/(decrease) in cash                 3,193,791     (439,701)

Cash at beginning of period                       338,231      487,891
                                               ___________  ____________
Cash at end of period                          $3,532,022    $  48,190
                                               ___________  ____________

Amounts Paid for:
 Interest                                      $   10,780    $   6,512
 Taxes                                         $   28,800    $  32,165

The accompanying notes are an integral part of the consolidated financial statements.

           NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS

Item 1.  Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X.


Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 1995 included in the Company's Registration Statement on Form SB-2 for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1996, and the results of operations and cash flows for the three and nine month periods ended March 31, 1996, and 1995 have been included.

The results of operations for the three and nine month periods ended March 31, 1996, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission for the year ended June 30, 1995 and the quarter ended September 30, 1995.

Earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options have been excluded as common stock equivalents because they are either antidilutive, or their effect is not material.


Due From Officer/Receivable From Related Party

As of November 20, 1995, the officer entered into a promissory note agreement for the amount advanced, bearing interest at the prime rate plus 2%.

Production Costs
                                      March 31, 1996      June 31, 1995

Production costs consist of:

Story rights and development costs       $  26,008             -----

Public Offering of Securities

In November 1995, the Company completed a public offering of its securities. The Company sold 860,000 shares of common stock and 494,500 warrants for net proceeds (after deducting underwriting commissions and related expenses) of approximately $3,300,000.


Note Payable - Line of Credit

On June 1, 1995, the Company renewed a $250,000 revolving line of credit with a bank, at an index rate equal to the certificate of deposit interest rate plus 3% interest per annum. Interest is payable monthly through maturity, at which time the principle balance plus any accrued interest is due and payable. The revolving line of credit is due and payable on June 3, 1996. As of March 31, 1996, there was no outstanding principal on the line of credit.

Commitment and Contingencies

The Company is defending a sexual harassment claim for damages and costs made by a former employee. The Company believes it has meritorious defenses and intends to vigorously defend the action. The Company believes that the outcome will not materially affect the Company's financial position and results of operations. Accordingly, no provision has been made for this contingency.

Production and General and Administrative Expenses

Certain expense classifications in fiscal 1995 have been reclassed to conform with fiscal 1996 classifications.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

For the nine months ended March 31, 1996, the Company reported a net profit of $7,109 on revenues of approximately $22 million, compared to a net profit of $62,439 on revenues of approximately $14.6 million for the same period last year. Revenues during the three month period ended March 31, 1996 increased from approximately $5.4 million during the three month period ended March 31, 1995 to $8,282,226 during the current three month period ended March 31, 1996. Revenues for the current period increased from the prior year primarily as a result of production-related revenues for "Babylon 5" and "Hypernauts," as well as merchandising revenues for "Hypernauts." The Company has received the majority of the current season production revenues for the "Babylon 5" and "Hypernauts" series receivable in the June 30, 1996 fiscal year. Both series are in the final stages of post production of the production orders of 22 episodes and 13 episodes respectively, which will be substantially completed in the 4th Quarter 1996. While the Company believes the "Babylon 5" series will be renewed for another season, the studios and networks typically do not commit to order episodes for the fall season until May or June. Further, while "Hypernauts" is scheduled to continue its 13 episode network airing in June, the Company does not expect the series to be renewed for the second season by the same network. Consequently, the Company is seeking alternative distribution, including cable and syndication outlets, for the "Hypernauts" series. However, there can be no assurance that additional episodes of either series will be ordered, produced and distributed in the coming 1996/1997 television season.

Costs relating to revenue during the nine months ended March 31, 1996 increased as a percentage of revenue to 96% from 94% during the nine month period ended March 31, 1995, and were 94% and 97% during the three month period ended 1996 and 1995 respectively. Costs during the nine month period ended March 31, 1996, relate
to production costs of "Babylon 5" and "Hypernauts."   The nine
month period ended March 31, 1995 reflected similar production costs for "Babylon 5" and "Siringo" incurred during that period.

Selling, general, and administrative costs increased by $205,675 or 29% to $923,271 during the nine months ended March 31, 1996. The costs for the quarter ending March 31, 1996 increased 254% to $446,487 from $126,066 for the three months ended March 31, 1995. The increased costs are primarily the result of increased staffing requirements for expansion of the Company's merchandising, technology, and new project development operations. The divisions were established during the quarter ended December 31, 1995. Nonetheless, the majority of the costs for these divisions were incurred during the three month period ended March 31, 1996. Similarly, the hiring of additional personnel and the purchase of new equipment for the expansion of the Company's post production facilities contributed to the increased costs for the same three month period. Management's strategy to further develop its technology, merchandising, and project development divisions requires significant upfront investments, the benefits of which will take time to materialize. There can be no assurances, however, such benefits will ever materialize.

The increase in interest income was principally due to interest earned on proceeds received from the Company's initial public offering of securities, which was completed in November 1995. Interest expense is based on the level of borrowings in each period. Interest expense was $944 for the three months ended March 31, 1996, compared to $813 for the three months ended March
31, 1995.  Interest for the nine month period ended March     31,
1996 was $10,780, as compared to $6,512 for the same period in 1995.

Liquidity and Capital Resources

As of March 31, 1996, the Company had cash and cash equivalents of approximately $3.5 million and accounts receivable of $665,406 (aggregate of $4,197,428). The Company's new divisions have been primarily financed by the net proceeds received from the public offering of its securities and proceeds from exercises of stock warrants. Of these proceeds, approximately $360,000 was used to retire debt; approximately $260,000 was spent to purchase new equipment; and approximately $250,000 in the aggregate was attributable to the continued expansion of merchandising operations and the development of new projects. The balance of these net proceeds (approximately $2.6 million) has been set aside for equipment and software purchases, further merchandising operating costs, the development and acquisition of new properties and production-related technologies, and working capital.

Together, proceeds of the public offering and the results of operations for the period resulted in a current ratio increase to approximately 425% as of March 31, 1996, compared to approximately 144% for the same period last year.

The Company's sources of working capital are principally derived from contract production receipts from distributors including a major studio and a subsidiary of a major television network. These monies are received by the Company during the production stage of a project and upon its completion. The Company has in the past been able to secure production financing from a major studio or distributor. While the Company believes that similar financing arrangements can be made for future productions, there can be no assurance the Company will be successful in obtaining such financing. In that event, its working capital will be reduced accordingly. Moreover, as the Company continues to expand its production and merchandising activities, and develops new projects for additional ancillary markets, it must make additional financial commitments to acquire and develop these new properties and projects, and to cover the resulting increased overhead. These financial commitments create additional risk for the Company as to whether such projects and properties will be produced or sold, and as to whether they will ever recover the costs of investment and generate a profit.

The Company's cash receipts are presently principally derived from external production funding of its projects, related merchandising revenue, and producer fees. The Company's revenues are affected by the third party distribution of its projects and the number of projects for which the Company receives producer fees. Therefore, the Company is unable to accurately predict the level or timing of its future cash receipts.

While maintaining its core business of producing television programming and films, the Company continues to expand its production services capabilities in an effort to become a broader-based entertainment company. In April 1996, the Company entered into a definitive merger agreement with Videssence, Inc., a designer, manufacturer and distributor of patented lighting technology for the illumination of studios, stages, and other production environments in the television broadcast and production markets. Upon the satisfaction of certain closing conditions, Videssence, Inc. will become a wholly-owned subsidiary of the Company. Under the terms of the Agreement, the Company will acquire all of the outstanding common stock of Videssence in exchange for a minimum of 522,222 shares of Common Stock valued at $9.00 per share. The Videssence shareholders can earn up to an additional 777,778 shares of Common Stock, valued at $9.00 per share, upon Videssence, Inc. achieving certain other performance based criteria. The combined revenues of the Company and Videssence, Inc. are projected to be $30 million. There can be no assurances, however, that the combined companies' revenue will meet these projections. As part of the merger transaction, and as a condition to closing, the Company intends to raise a minimum of $2 million which it will provide to Videssence for working capital purposes.

The Company currently has no debt and does not presently intend to pursue debt-related financing for its production-related and growth activities. Management may, however, pursue such debt-financing at some time in the future for further expansion of its acquisitions or merger plans.

Management believes that its future production-related revenue and anticipated cash flow, combined with its cash, cash equivalents and accounts receivable as of March 31, 1996 will be sufficient for the Company's needs for at least the next twelve months. Nonetheless, the foregoing activities are dependent in the long term upon the Company's ability to generate sufficient cash flow to cover its ongoing overhead expenses by making a sufficient number of productions during each period and developing successful merchandising and post production operations.

PART  II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is defending a sexual harassment claim for damages and costs made by a former employee. The Company believes it has meritorious defenses and intends to vigorously defend the action. The Company believes that the outcome will not materially affect the Company's financial position and results of operations. Accordingly, no provision has been made for this contingency.



Item 6.  Exhibits and Reports on Form 8-K


(a.)  Exhibits - None

(b.)  Reports on Form 8K - None

SIGNATURE



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NETTER DIGITAL ENTERTAINMENT, INC.
                                Registrant


Dated: May 10, 1996             Suzanne L. Jealous
                                Chief Financial Officer