Form 10KSB
period 1996-06-30
NETTER DIGITAL ENTERTAINMENT INC
filed 1996-10-01
CIK 1001592

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

              (X) Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

      For the Fiscal Year Ended June 30, 1996 Commission File No. 0-26884



                       NETTER DIGITAL ENTERTAINMENT, INC.
              (Exact name of Small Business Issuer in its Charter)


                Delaware                                     95-3392054
      (State or other jurisdiction                        (I.R.S. Employer
           of incorporation)                             Identification No.)


                      5200 Lankershim Boulevard, Suite 280
                        North Hollywood, California 91601
                     (Address of principal executive office)

        Registrant's telephone number, including area code: 818-753-1990



         Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                                     Name of Each Exchange
                                                           Which Registered

Common Stock, $.01 Par Value                                    NASDAQ
Common Stock Purchase Warrants                                  NASDAQ

         Securities registered under Section 12(g) of the Exchange Act:

                                      None

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X NO ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K-SB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the most recent fiscal year were $23,655,054.

The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the closing price of the Common Stock on the NASDAQ Automated Quotation System on September 27, 1996 was $3,856,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates.

As of September 27, 1996, there were 2,795,000 shares of common stock outstanding.



                       Documents Incorporated By Reference


The following documents are incorporated by reference into Part III of this Annual Report on Form 10-KSB:


Registration Statement on Form SB-2 declared effective on November 20, 1995.

Registration Statement on Form 8-A dated November 20, 1995.

Form 10-QSB for the quarter ended December 31, 1995.

Form 10-QSB for the quarter ended March 31, 1996.

                                     PART I.

ITEM 1.        BUSINESS

General

Netter Digital Entertainment, Inc. (the "Company") is a digital film production company engaged in the acquisition, development and production of television series, made-for-television movies, documentaries and theatrical motion pictures (collectively and individually referred to as the "Productions " or "Projects"). The Company specializes in combining live action film production with computer graphics and other digital imaging in the creation of science fiction, documentary, family and children's programming, utilizing state-of-the-art entertainment production technology. Historically, the Company sells or licenses its Productions on the basis that it produce the Projects under a production services contract with a major entertainment studio or distributor who is responsible for the financial risk of the Project.

The Company intends to increase its ongoing revenue participation in its Productions through the retention of ancillary exploitation rights such as merchandising or by licensing the distribution rights for the individual markets or software platforms. The Company has increased the number of properties it has in development for sale or licensing to the major studios and distributors. The Company's high technology production capabilities are suitable to attract talent and state-of-the-art creative projects that can be produced efficiently and digitally pre-purposed for multimedia software platforms.

In addition to the core business of developing and producing creative programming, the Company is strategically expanding its high technology capabilities as a digital studio and new entertainment technology based "Production Services Group" focused on servicing the expanding production markets beyond its in-house Productions.


The Company completed its initial public offering of securities in November 1995. The Company's Common Stock and Stock Purchase Warrants are listed on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") and are traded in the NASDAQ's Small Cap Market under the symbol "NETT" and "NETTW," respectively.

History

The Company commenced operations as a television production company in 1979 doing business as Rattlesnake Productions, Inc. ("RPI"). In September 1995, the Company was reincorporated under the laws of the State of Delaware and changed its name to Netter Digital Entertainment, Inc. The Company's first production was the network mini-series "Louis L'Amour's The Sacketts". The Company has produced eleven Productions and most recently the award winning primetime television series "Babylon 5".

The Company has demonstrated it can develop and deliver Projects at production costs consistent with the quality required by the market. The Company avoids substantial operating overheads by maintaining a small permanent staff and engaging free-lance production staff only as required for each production. In addition, by expanding the in-house capacities of the technology division with broader based in-house computer graphics, animation and post production capabilities, combined with the implementation of the Company's internally developed production methodology and techniques, the production costs on several of its recent Projects are particularly competitive.

                                RELEASED PROJECTS

Title          Principal Cast Members        Programming             Air Date
--------------------------------------------------------------------------------

Babylon 5       Bruce Boxleitner,
                Claudia Christian             Television Series*        1993 -
                                                                         Present

Hypernauts      Glenn Herman, Heidi Lucas,    Children's Television
                Marc Daniel                   Series                     1996

The Gathering   Michael O'Hare, Mira Furlan   TV Movie/Pilot for
                                              "Babylon 5" series         1993

Siringo         Brad Johnsen, Chad Lowe,      Television Movie
                Crystal Bernard                                          1995

The Wild West   Jack Lemmon, James Coburn,    Documentary Series         1993
                Helen Hunt, Bruce Boxleitner

Captain Power   Tim Dunigan, Peter MacNeill,  Television Movie           1989
and the         Jessica Steen
Soldiers of
the Future;
The Legend
Begins

Captain Power   Tim Dunigan, Peter MacNeill,  Children's Series       1987-1998
and the         Jessica Steen
Soldiers
of the Future

Five Mile       Louise Caire Clark,           Cable Television Series 1983-1986
Creek           Rod Mullinar

Louis L'Amour's Cindy Pickett, Mary Larkin,   Network Pilot               1982
Cherokee Trail  Timothy Scott

Wild Times      Sam Elliot, Ben Johnson,      Television Mini-Series      1980
                Bruce Boxleitner

Roughnecks      Ana Alicia, Vera Miles,       Television Mini-Series      1980
                Cathy Lee Cosby, Steve
                Forrest, Harry Morgan

The Buffalo     Stan Shaw, Richard Lawson,     Network Pilot              1979
Soldiers        John Beck, Hilly Hicks

Louis L'Amour's Sam Elliot, Tom Selleck,       Network Mini-Series        1979
The Sacketts    Glenn Ford, Ben Johnson

* Three seasons of 22 one hour episodes were produced in 1993, 1994 and 1995 respectively. A fourth season of 22 one hour episodes are currently in production for delivery over 1996 and 1997 years.

Business Strategy

The Company's strategy has been to develop and produce high quality leading edge programming which is financed 100% by the major entertainment studios and television distributors and not to take the financial risk of any Project. Because the Company receives the full cost of the production, the profit potential is usually limited to production margins, producer fees and a share of the distributors' net profits, if any.

The Company is increasing the number of Projects being developed and produced as quickly as possible. For certain future Projects the objective is to retain greater ongoing equity participation when the project is sold to a major studio or distributor. The retention of these ancillary exploitation rights such as merchandising, and the licensing of individual multimedia markets or entertainment platforms such as the Internet, are areas of particular interest to the Company. In the future, the Company may also sell the licensing rights to Projects on a market by market basis and finance a Production from banking institutions on a non- recourse basis. The financing approach is industry practice for low budget feature films.

In addition to the core business of developing and producing Projects, the Company is strategically expanding its capabilities as a digital studio and technology based "Production Services Group" focused on specific niches identified in the multimedia and entertainment production environments. The Company is well advanced in the process of expanding its in-house digital production capabilities, and intends to continue to grow through the strategic acquisition of production services and technology based entities that provide additional income and asset growth opportunities that are independent of the Company's own in-house Productions.


Current Production

"Babylon 5" is produced in association with its creator, J. Michael Straczynski for Warner Bros. Prime Time Entertainment Network ("PTEN"). This Production includes a two hour made-for-television Babylon 5 movie followed by three television seasons of 22 one hour episodes making a total of 66 one hour episodes already produced. The Company is currently producing the fourth season of 22 one hour episodes which are scheduled for completion in July 1997. At that time the Babylon 5 series will consist of 88 original one hour episodes. Warner Bros. has also licensed the re-run rights to " Babylon 5" to Turner Network Television ("TNT") for syndication on cable commencing in the 1997-1998 television season.

For the past 10 years, the Company has employed leading edge digital production techniques, such as three dimensional computer graphics, digitally created virtual sets, surround stereo audio mixing, and digital editing of both picture and sound. The Company's production methodology creates substantial efficiencies, allowing projects to be produced utilizing desk top computer platforms that are relatively inexpensive and easily upgradable.

Development

The Company either acquires an option to purchase or creates or co-creates its own concept, outline, treatment, script, or literary rights (a "property") on which it will base a television series or movie. These properties are usually acquired by options for a nominal fee against the purchase price; typically for a term of one year or longer. These options enable the Company to develop and secure a production commitment before actually acquiring the property. Terms of the options vary significantly and are dependent upon, inter alia, the credibility of and prior success of the writer/owner of the property, the level of revenues the Company estimates can be received from the exploitation of the property and the estimated cost of further development and production of the property. Certain agreements may provide for additional payments to writers upon the sale, production, or distribution of a project and may also provide for participation in revenues or profits from these projects.

On a continuing basis, the Company has numerous projects in various stages of development. The Company allocates a significant portion of the time and energy of its staff to search for potentially viable material and for the development of concepts, treatments and screenplays. As of June 30, 1996, approximately $65,000 had been spent or committed by the Company in connection with the development of Projects that are currently active. Although a number of projects which the Company develops are subsequently abandoned, the Company believes that these expenditures are necessary if the Company is to develop suitable Projects which have a chance of achieving commercial success. It is not the practice of the Company, however, to expend substantial sums on a per project basis, unless it believes that there is a strong likelihood of a financing, production and/or distribution commitment from third parties.

Financing

It has been the Company's practice to utilize third party sources of financing to cover the primary cost of production for the programming developed and produced by the Company. For the foreseeable future the Company will continue to have its productions financed by major entertainment studios and distributors. For certain new projects it is the Company's strategy to retain certain ownership and ancillary distribution rights such as merchandising. This strategy may require overhead and equity investment by the Company which will be considered by management on a case by case basis.

The principal sources of funds for the Company have been (i) the sale of equity in the Company and (ii) the Company's internally-generated funds, primarily from the financing of projects/productions by third-party distributors.

Employees

At June 30, 1996, the Company employed approximately 38 persons full-time in its North Hollywood office. Of such persons, five are officers. The balance are production, clerical and administrative personnel. The Company anticipates increasing its technology, computer graphics animation and post production facilities as well as its staffing requirements in the upcoming fiscal year. Some of the Company's or subsidiary's employees are represented by labor unions and the Company believes that it has good relationships with its employees. The Company is continuing to review its staffing requirements and additions or reductions in staff may be made if appropriate in the opinion of management.

When the Company is in production as many as 100 people are engaged by the Company at its production studio for periods of nine months or longer. The
Company has granted, and will grant, to actors, directors, screenwriters, and other important creative and financial elements, rights to participate in the net profits or gross revenues of particular projects. Similar participation is required pursuant to the terms of certain collective bargaining agreements.

The Company or certain of its subsidiaries are signatories to various agreements with unions and guilds that operate in the entertainment industry. Although the Company considers its employee relations to be satisfactory at present, the renewal of these union contracts does not depend on the Company's activities or decisions alone. If, prior to the expiration of an existing union contract, the representatives of the employers were unable to negotiate a new contract with the union, any resulting work stoppage could adversely affect the Company.

Competition

The Company is subject to intense competition in all phases of its operations. The Company's competitors include major entertainment studios, television and cable networks and numerous independent production companies, many of which have greater financial resources than the Company. All of these studios and production companies compete for available literary properties, writers and other creative talent, production financing, and distribution of completed projects. In recent years, an increase in the international market and the number of both production companies and television and motion picture products has intensified this competition.

The entertainment business in general, and the television, multimedia and motion picture business in particular, are undergoing significant changes, primarily due to technological developments. These developments have resulted in the availability of alternative forms of leisure time entertainment, expanded pay television services, the Internet and more readily available multimedia home entertainment equipment. The number of episodes of a television series and the ability to retain ancillary rights remains a critical factor in generating revenues in other media. Given the nature of technological development and shifting consumer tastes, it is impossible to predict what effect technological and other changes will have on the potential overall revenue from television and motion pictures.

ITEM 2.   REAL PROPERTY

The Company leases its principal executive offices on a month to month basis and its studio facilities on an annual basis. Accordingly, no long-term lease commitments exist. Rent expense for the years ended June 30, 1996 and 1995 was approximately $404,000 and $324,000, respectively. The lease for the studio facilities provides for annual option renewals through May 1999 with an annual minimum rental of $288,000.


ITEM 3.   LEGAL PROCEEDINGS

In connection with a sexual harassment claim for unspecified damages filed against the Company and other third parties in the Los Angeles Superior Court on June 27, 1995, the matter has been settled as of June 30, 1996 to the mutual satisfaction of all parties. All settlement costs have been paid by a third party. Accordingly, no provisions by the Company were necessary.

In the normal course of business, the Company is from time to time party to various actions which in the aggregate are not believed by management to be material to its financial condition


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded in the NASDAQ Small Cap Market under the symbol "NETT" since November 20, 1995. In addition, warrants to purchase up to 544,400 of the Company's Common Stock are listed on the NASDAQ market under the symbol "NETTW." The terms of the warrants provide the holder the right to purchase any time prior to November 21, 1998 one share of Common Stock at a price of $6.50. The warrants are redeemable at the Company's option upon 30 days notice to the warrant holders at $0.01 per share if the closing bid price of the Common Stock averages in excess of 110% of the then current exercise price of the warrants for a period of 20 consecutive trading days ending within 15 days of the date of the notice of redemption.

The following table sets forth the high and low bid price per share of the Common Stock as reported by NASDAQ for each quarter within the last fiscal year.

Quarter Ended                 High bid              Low Bid

December 31, 1995             $5.00                 $4.375
March 31, 1996                $12.00                $4.250
June 30, 1996                 $8.375                $4.500



On September 27, 1996, the closing prices of the Common Stock as reported by NASDAQ were $4.00 bid and $4.375 ask. On such date there were 17 holders of record of the Common Stock. The number of shareholders does not take into account shareholders for whom shares are being held in the name of brokerage firms or clearing agencies.

The Company has never paid any dividends on the Common Stock. The Company intends to retain earnings and capital for use in its business. No cash dividends are expected to be paid on the Common Stock in the foreseeable future. The Company intends to sell shares of preferred stock in a limited public offering to be commenced in October, 1996. The preferred stock will have a dividend preference such that dividends on preferred stock must be paid prior to the payment of dividends on common stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's operations have primarily been as a provider of production services to distributors such as The Walt Disney Company and Warner. Bros. and to networks such as the ABC and NBC Networks. It has been the Company's practice to utilize external sources for 100% of its production funding. Employing this strategy, the Company minimizes the risk of loss on productions by generating production fees to cover production expenses, while limiting its ongoing revenue participation as the distributor or network retains a significant portion of the rights to the main and ancillary markets. Revenues are recognized when earned which is typically upon receipt. Costs associated with these revenues are recognized on the same basis. These revenues are primarily dependent on the number of projects being produced by the Company and the agreements relating to such projects. Accordingly, year to year comparisons of production revenues from these sources are not necessarily indicative of future revenues.

To date, the Company's principal business has been to develop and produce projects for the major studios and television distributors, for which it receives production services revenues and producer fees. To increase production margins the Company set up additional in-house post production capabilities that were effectively used in the later part of the third season of "Babylon 5" and the production of "Hypernauts." The Company also retained the merchandising rights for the Hypernauts Production of 13 episodes, which were sold to the ABC Network. Pursuant to the Hypernauts agreement, the Company established a merchandising licensing division which concluded a master toy license with a major toy manufacturer. The merchandising of "Hypernauts" was suspended when the production was not renewed for the 1996 Fall television season period and, subsequently, the merchandising division overhead was substantially reduced. The production and merchandising of "Hypernauts" will only be reinstated if and when the Company is successful in finding an alternative distributor to finance the production.

In April 1996, pursuant to the Company's strategy of expanding its technology and production services operations the Company entered into a definitive merger agreement with Videssence, Inc. ("Videssence"), a designer, manufacturer and distributor of patented media lighting technology for the illumination of studios, stages, and other production environments in the television and production markets. The Videssence merger is expected to close in October 1996 subject to certain closing conditions including the raising of $2 million of new equity capital by the Company.

Results of Operations

Net Revenues. Net Revenues increased to $23.7 million for the fiscal year ended June 30, 1996, an increase of 25% when compared to $18.9 million in net revenues for the fiscal year ended June 30, 1995. The growth in net revenues has resulted primarily from increased revenues from "Babylon 5" of $19.5 million in the fiscal year ended June 30, 1996 compared to $18.5 million in the fiscal year ended June 30, 1995, and from the addition of the "Hypernauts" Production which added $4.2 million to total revenues in the fiscal year ended June 30, 1996. Of the $4.2 million from "Hypernauts", $3.9 million was for production revenues and $300,000 was for licensing fees for merchandising activities.

Gross Margin. The Company's gross margin for the fiscal year ended June 30, 1996 was $1,165,446, or 4.9% of net revenues, compared with $791,290 or 4.2% for the fiscal year ended June 30, 1995. The increase in the gross margin percent was achieved primarily due to the addition of the merchandising activity for the "Hypernauts" project. Associated expenses for the merchandising activity were recorded in general and administrative expenses as explained below.

General and Administrative Expenses. General and administrative expenses increased to $1,524,864 in the fiscal year ended June 30, 1996; compared to $646,668 for the fiscal year ended June 30, 1995, an increase of 136%. The increase was primarily attributable to the start up costs and operating expenses of the "Hypernauts" merchandising division, the creation of the project development group, the expansion of the Company's technology operations and the staffing costs, legal, regulatory, accounting and other expenses that resulted from being a publicly traded company as of November 1995. The Company also launched the "Official Babylon 5 Fan Club" ("Fan Club") in April 1996. The Fan Club incurred marketing and operational costs relating to its startup prior to the Company receiving any associated revenues. The Fan Club as of September 6, 1996 had approximately 5000 members worldwide. Subsequent to June 30, 1996, and as a result of ABC placing "Hypernauts" on an indefinite hiatus, the Company suspended its merchandising division, resulting in curtailment of overhead expenses. In fiscal 1996, consistent with the activities of the new project development group, the Company capitalized approximately $65,000 as production costs for projects currently in development. No such costs were capitalized in the fiscal year ended June 30, 1995.

Other Income and Expenses. Interest income increased to $98,262 for the fiscal year ended June 30, 1996 compared to $1,368 for the fiscal year ended June 30, 1995. The increase was due primarily to interest earned on proceeds from the Company's initial public offering which was completed in November 1995.

Liquidity and Capital Resources

The Company has funded its operations to date primarily through cash flows from operations, the initial public offering of Common Stock and Warrants completed in November 1995, which generated net proceeds of approximately $3.2 million, and from the proceeds received from exercises of stock warrants, which generated approximately $.3 million.

Cash used in operating activities was approximately $590,000 for the fiscal year ended June 30, 1996. Approximately $257,000 was used to fund the net loss, approximately $65,000 was used to fund projects in development, accounts payable decreased by approximately $168,000 and a decrease in accounts receivable of approximately $333,000 was largely offset by a decrease in deferred revenue of approximately $394,000 to comprise the majority of the cash used in operating activities.

Cash used for capital equipment investment was approximately $593,000 for the fiscal year ended June 30, 1996. The use of cash was primarily for additions of computer and post production equipment for the expansion of the technology group

On April 26, 1996, the Company entered into a definitive merger agreement with Videssence, Inc., a company that designs, manufactures and distributes media lighting products which incorporate the patented and trademarked SRGB light technology for the illumination of studios, stages and other production environments in the sound stage, media picture, theater and theme park industries. On August 5, 1996, the stockholders of the Company approved the proposed purchase of Videssence. Upon the satisfaction of certain closing conditions, which includes $2 million to be provided to Videssence for operating capital. Videssence will become a wholly owned subsidiary of the Company. Under the terms of the agreement, the Company will acquire all of the outstanding common stock of Videssence in exchange for a minimum of 522,000 shares of the Company's Common Stock, valued at $9.00 per share. The Videssence shareholders can earn up to an additional maximum of 788,000 shares of the Company's Common Stock upon Videssence achieving certain performance based criteria. For the fiscal year ended June 30, 1996, the Company used approximately $113,000 in deferred acquisitions costs in support of the Videssence transaction. On April 26, 1996, the Company and Videssence entered into a promissory note in the amount of $250,000 bearing interest of 9% per annum in connection with the merger. Any unpaid principal (all of which is outstanding as of June 30, 1996) and accrued interest is payable on the closing date pursuant to the merger agreement or October 31, 1996, whichever is earlier. On June 10, 1996, the Company and Videssence entered into a second promissory note in the amount of $275,000 bearing interest at 9% per annum in connection with the aforementioned transaction. Any unpaid principal and accrued interest is payable on the closing date pursuant to the merger agreement or October 31, 1996, whichever is earlier. As of June 30, 1996, $100,000 had been advanced under this agreement.

Pursuant to the terms of the merger transaction, and as a condition to closing, the Company intends to raise a minimum of $2 million which will be used for expansion and operating capital purposes at Videssence. On September 5, 1996, the Company and an investment banking firm, acting as placement agent, agreed to undertake a "Limited Public Offering," to be marketed over the Internet and IPONet, for the issuance by the Company of Class A Cumulative Convertible Preferred Stock. The Class A Preferred Stock will bear a Class A Preferred Stock dividend of 10% per annum and is expected to be offered at a price $7.00 per share. The holders of Class A Preferred Stock may convert their shares into common stock at a conversion ratio yet to be determined between the Company and the placement agent. The offering has been structured on a basis of a minimum of $2 million and a maximum of $5 million. In the event the offering is not completed, the Company may not recover the amounts loaned to Videssence under the terms of the promissory notes signed.

Management believes that its present cash position and overall liquidity will enable the Company to meet its operating commitments for the next twelve months. As of June 30, 1996, the Company's sources of liquidity included cash and cash equivalents totaling approximately $2.2 million. The Company had no debt outstanding as of June 30, 1996.

The Company's sources of working capital are principally derived from contract production receipts from distributors including a major studio and a subsidiary of a major television network. These monies are received by the Company during the production stage of a Project. The Company has in the past been able to secure production financing from a major studio or distributor for all of its Projects. While the Company believes that similar financing arrangements can be made for future productions, there can be no assurance the Company will be successful in obtaining such production financing. In that event, its working capital will be reduced accordingly. Moreover, as the Company continues to develop new forms of high technology production activities and projects for new entertainment ancillary markets, it may elect to make additional commitments for these new projects and to cover the resulting increased overhead with these endeavors. These financial commitments create additional risk for the Company as to whether they will recover the costs of investment and generate a profit.

Future  Commitments

The Company will continue to expand its post production and technology facilities through the purchase of more post production and computer graphics equipment and increasing its staff of animators and technical support personnel. Management believes this will facilitate greater creative control of its projects while reducing production costs. In addition, new revenue sources will result from the Company's own production budgets, plus third party productions using the Company's facilities and services.

On August 15, 1996 the Company launched its Website for the "Babylon 5" Fan Club Website on the Internet's World Wide Web in response to the strong interest in the television series and the Company's successful formation of the Official Babylon Fan Club ("Fan Club") in April 1996. The Website will provide 24 hour access to the fans of the television series and in the future it will provide marketing of licensed merchandise. The Website will also be linked to approximately 260 "Babylon 5" Internet sites that have been established by fans to discuss the series. Management believes this profit center will produce a solid merchandising outlet, strengthened by the Fan Club's promotional efforts, and that additional revenue streams may originate through advertising on the
"Babylon  5"  Website.   This  unique  Website  has  been  designed  to  provide
demographic information of visitors/users of the Website to potential advertisers. There can be no assurances, however, that the Company will derive any significant revenues from sales of merchandise over its Website.

The Company continues to focus on prospective acquisitions in the technology and production services segment of the media and entertainment industry.

ITEM 7    FINANCIAL STATEMENTS


                     NETTER DIGITAL ENTERTAINMENT, INC. AND
                                  SUBSIDIARIES

                         INDEX TO CONSOLIDATED FINANCIAL
                                   STATEMENTS


                                                                      Page

INDEPENDENT AUDITORS' REPORT                                           F-2

CONSOLIDATED BALANCE SHEET - June 30, 1996                             F-3

CONSOLIDATED STATEMENTS OF OPERATIONS -
for the years ended June 30, 1996 and 1995                             F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -
for the years ended June 30, 1996 and 1995                             F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS -
for the years ended June 30, 1996 and 1995                             F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-7 to F-14

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Netter Digital Entertainment, Inc.
and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Netter Digital Entertainment, Inc. and Subsidiaries as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netter Digital Entertainment, Inc. and Subsidiaries as of June 30, 1996 and the results of its operations and its cash flows for the years ended June 30, 1996 and 1995 in conformity with generally accepted accounting principles.


                                             /s/ Feldman Radin & Co., P.C.
                                             __________________________________
                                                       FELDMAN RADIN & CO., P.C.
                                                    Certified Public Accountants



New York, New York
September 13, 1996

               NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1996

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                         $2,181,223
     Accounts receivable                                   93,817
     Notes receivable                                     350,000
     Due from officer                                     194,876
     Production costs                                      65,209
     Other                                                 54,407
          TOTAL CURRENT ASSETS                          2,939,532

EQUIPMENT, net                                            568,993

DEFERRED ACQUISITION COSTS                                113,396

DEPOSITS AND OTHER ASSETS                                  83,518
                                                       $3,705,439


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                  $  209,615
     Accrued expenses                                      80,775
          TOTAL CURRENT LIABILITIES                       290,390

MINORITY INTEREST                                             500

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value,
     2,000,000 shares authorized; no
     shares issued and outstanding
     Common stock, $.01 par value,
     6,000,000 shares authorized;
     2,795,000 shares issued and
     outstanding                                          27,950
     Additional paid in capital                        3,533,331
     Accumulated deficit                                (146,732)
          TOTAL STOCKHOLDERS' EQUITY                   3,414,549

                                                      $3,705,439



    The accompanying notes are an integral part of the financial statements.

                                       F-3

               NETTER DIGITAL ENTERTAINMENT, INC. AND
                            SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Years ended June 30,
                                                       1996          1995
REVENUES:
      Production                                      $23,305,054  $18,878,661
      Licensing                                           350,000      --
           TOTAL REVENUES                              23,655,054   18,878,661

EXPENSES:
      Production                                       22,489,608   18,087,371
      General and administrative                        1,524,864      646,668
           TOTAL EXPENSES                              24,014,472   18,734,039

OPERATING INCOME (LOSS)                                  (359,418)     144,622

OTHER INCOME (EXPENSE):
      Interest income                                      98,262        1,368
      Other income                                         15,098
      Interest expense                                    (10,786)      (4,245)
TOTAL OTHER INCOME (EXPENSE)                              102,574       (2,877)

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES AND MINORITY INTEREST                     (256,844)     141,745

PROVISION FOR INCOME TAXES                                   --        (44,350)

MINORITY INTEREST                                            --           --

NET INCOME (LOSS)                                     $  (256,844) $    97,395

NET INCOME (LOSS) PER COMMON SHARE                    $     (0.11) $      0.05

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                2,404,356    1,860,000




    The accompanying notes are an integral part of the financial statements.



                                          F-4


      NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                    Preferred           Common                           Retained
                                      Stock              Stock         Additional    Earnings      Total
                                Number of          Number of            Paid in    (Accumulated Stockholders'
                                  Shares   Amount   Shares    Amount    Capital     Deficit)      Equity

Balance, June 30, 1994              --    $ --    1,860,000  $18,600  $ (17,080)  $ 12,717     $ 14,237

      Grant of stock options        --      --        --        --       20,000       --         20,000
      Net income                    --      --        --        --         --       97,395       97,395

Balance, June 30, 1995              --      --    1,860,000   18,600       2,920    110,112      131,632

      Sale of common stock
       in public offering           --      --      860,000    8,600   3,231,161     --        3,239,761
      Exercise of warrants          --      --       75,000      750     299,250     --          300,000
      Net loss                      --      --                                    (256,844)    (256,844)

Balance, June 30, 1996              --   $  --    2,795,000  $27,950  $3,533,331  $(146,732)  $3,414,549



    The accompanying notes are an integral part of the financial statements.




                                       F-5



               NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                    Preferred           Common                           Retained
                                      Stock              Stock         Additional    Earnings      Total
                                Number of          Number of            Paid in    (Accumulated Stockholders'
                                  Shares   Amount   Shares    Amount    Capital     Deficit)      Equity

Balance, June 30, 1994              --    $ --    1,860,000  $18,600  $ (17,080)  $ 12,717     $ 14,237

      Grant of stock options        --      --        --        --       20,000       --         20,000
      Net income                    --      --        --        --         --       97,395       97,395

Balance, June 30, 1995              --      --    1,860,000   18,600       2,920    110,112      131,632

      Sale of common stock
       in public offering           --      --      860,000    8,600   3,231,161     --        3,239,761
      Exercise of warrants          --      --       75,000      750     299,250     --          300,000
      Net loss                      --      --                                    (256,844)    (256,844)

Balance, June 30, 1996              --   $  --    2,795,000  $27,950  $3,533,331  $(146,732)  $3,414,549



    The accompanying notes are an integral part of the financial statements.




                                       F-5



     NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1996 AND 1995


1.   ORGANIZATION:

     Rattlesnake Productions, Inc. was incorporated in June 1979 under the laws of the State of California. Babylonian Productions, Inc., a majority owned subsidiary (51%), was incorporated in June 1993 under the laws of the State of California. In September 1995, Rattlesnake Productions, Inc. merged into a Delaware corporation, Netter Digital Entertainment, Inc. Hereafter, Netter Digital Entertainment, Inc. and Babylonian Productions, Inc. are collectively referred to as the "Company". The Company is engaged in the development, acquisition and production of prime time television series and movies, children's series and theatrical movies. The Company is in the process of expanding its production technologies division and expanding into technology related production services. In August 1996, the Company agreed to purchase all the outstanding shares of Videssence, Inc. ("Videssence"), a company that designs, manufactures and distributes media lighting products which incorporate the patented SRGB light technology for the illumination of studios, stages and other production environments in the sound stage, media picture, theater and other theme park industries.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     A. Financial statements - The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1995 presentation to conform to the 1996 presentation. These 1995 reclassifications resulted in a net decrease to revenues and general and administrative expenses in the amounts of $380,423 and $765,671, respectively, and a net increase to production expenses in the amount of $385,248.

     B. Cash and cash equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

     C. Revenue recognition: Production revenues - The Company derives revenues primarily from providing contract production services to distributors including producers-profit participation. Revenues are recognized as earned. Amounts advanced under production contracts are deferred and not recognized as revenues until obligations under such contracts are performed. Conversely, amounts expended under production contracts not yet reimbursed are recorded as a receivable. Management has determined that as of June 30, 1996 all receivables are collectible. Accordingly, no allowance for doubtful accounts has been recorded. To date, the Company has not recognized any material revenues from producers-profit participation.

          Licensing  revenues  -  Licensing  revenues  representing   guaranteed
          royalties are recognized as income when the Company meets all commitments and obligations related to the royalty agreement.

     D. Equipment - Equipment is recorded at cost. Depreciation is calculated using the straight line method based on the estimated useful lives of the related assets, which range from three to seven years.

     E. Net income (loss) per common share - Net income (loss) per common share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the respective periods.

     F. Income taxes - Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" ("SFAS No.109"). SFAS No.109 requires the Company to recognize deferred tax assets and liabilities based on the difference between the financial statements carrying amount and the tax basis of assets and liabilities, using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance related to deferred tax assets is also recorded when it is probable that some or all of the deferred tax asset will not be realized.

     G. Concentration of credit risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consisting of cash and trade receivables. At times the cash in any one bank may exceed the FDIC $100,000 limit. The Company places its cash with high credit quality financial institutions. In regards to trade receivables, the risk is relatively limited due to the customers being national and foreign distributors.

     H. Minority interest - Minority interest represents the minority shareholders' proportionate share of the equity of the Company's subsidiary, which was 49% at June 30, 1996 and 1995. The minority interest is adjusted for the minority's share of the earnings or loss of the Company's subsidiary.

     I. Stock based compensation - The Company accounts for stock transactions in accordance with APB Opinion No.25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No.123, "Accounting for Stock based Compensation," the Company intends to adopt the pro forma disclosure requirements of Statement No.123 in fiscal 1997.

     J. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

3.   NOTES RECEIVABLE:

     On April 26,  1996,  the Company and  Videssence  entered into a promissory note in the amount of $250,000 bearing interest at 9% per annum in connection with the acquisition. Any unpaid principal (all of which is outstanding as of June 30, 1996) and accrued interest is payable on the closing date pursuant to the merger agreement or October 31, 1996, whichever is earlier. On June 10, 1996, the Company and Videssence entered into a promissory note in the amount of $275,000 bearing interest at 9% per annum in connection with the aforementioned transaction. Any unpaid principal and accrued interest is payable on the closing date pursuant to the merger agreement or October 31, 1996, whichever is earlier. As of June 30, 1996, $100,000 had been advanced under this agreement.

4.   DUE FROM OFFICER:

     On November 20, 1995, the Company's Chief Executive Officer entered into a promissory note with the Company in the amount of $194,876, bearing interest at 7.25% per annum. The entire unpaid principal balance and all accrued interest is due on May 20, 1997.

5.   RELATED PARTY TRANSACTION:

     During the years ended June 30, 1996 and 1995, the Company contracted with a computer graphics company to produce certain visual effects for two of its productions for approximately $1,834,000 and $1,000,000, respectively. Until February 1996, the computer graphics company was 10% owned by the spouse of an officer of the Company.

     During the years ended June 30, 1996 and 1995, the Company rented trailers, in connection with one of its productions, for approximately $118,000 per annum, from a company which is 50% owned by an officer of the Company and his spouse.

     During fiscal years ended June 30, 1996 and 1995, the Company leased some of its recording equipment for approximately $55,000. The supplier is a company owned by an officer of the Company's son and administered by the officer's wife.

     In March 1996, the Company entered into a six month business consulting agreement with one member of its Board of Directors ("Consultant") for a monthly fee of $5,000. Under the terms of the agreement, the Consultant is to locate suitable acquisitions or joint ventures or assist the Company in consummating similar transactions. In the event he is successful, he is entitled to a performance fee calculated as a percentage of the consideration paid by the Company for the acquiree.

     In a separate consulting agreement entered into by the same board member with the Company in June, 1996, the Company agreed to pay $10,000 per month for two months to assist with completion of the Videssence merger.

6.   PRODUCTION COSTS:

     Production costs consist of the following at June 30, 1996:


     Story rights and scenarios:                             $65,209

     Production costs are deferred and will be amortized under the "Individual Film Forecast Method" as required by Statement of Financial Accounting Standards No.53, "Financial Reporting by Producers and Distributors of Motion Picture Films." Production costs will be amortized in relation to the revenue recognized from each production, and amortization will be calculated based on management's latest estimate of the production's gross profit margin over its remaining life, which requires the Company to use estimates of the future revenue generating potential of each production. Such estimates are subject to a variety of cost factors. These estimates will be re-evaluated periodically and, when necessary, production costs will be written down to net realizable value.

7.   EQUIPMENT:

     Equipment consists of the following at June 30, 1996:


Post-production equipment                                 $    568,720
Office furniture and equipment                                  33,370
                                                         -------------
                                                               602,090

Less: accumulated depreciation                                  33,097

                                                         $     568,993
                                                         =============

8.   DEFERRED ACQUISITION COSTS:

     Deferred acquisition costs, which relate to the Videssence acquisition, will be capitalized as part of the purchase price upon successful completion of the Company's proposed merger and private placement. In the event the merger is not completed, the costs will be charged to expense.

9.   COMMITMENT AND CONTINGENCIES:

     The Company leases its principal executive offices on a month to month basis and its studio facilities on an annual basis. Accordingly, no long-term lease commitments exist. Rent expense for the years ended June 30, 1996 and 1995 was approximately $404,000 and $324,000, respectively. The lease for the studio facilities provides for annual option renewals through May 1999 with an annual minimum rental of $288,000.

10.  STOCKHOLDERS' EQUITY:

     In September 1995, the Company issued an aggregate of 125,000 three year warrants in connection with a bridge financing. Each warrant is exercisable for one share of common stock at a price of $4.00 per share. As of June 30, 1996, 75,000 of these warrants were exercised for proceeds of $300,000.

     In November 1995, the Company completed a public offering of its securities, selling 860,000 shares of common stock and 430,000 warrants for net proceeds of approximately $3,200,000. The warrants are exercisable to purchase one share of common stock at a price of $6.50 per share. The warrants are exercisable at any time after issuance and expire in November 1997. The warrants are redeemable at the Company's option commencing February 18, 1996 upon 30 days notice to the warrantholders at $.01 per warrant if the closing bid price of the common stock averages in excess of 110% of the then current exercise price of the warrants for a period of 20 consecutive trading days ending within 15 days of the notice of redemption. The underwriters of the public offering received a warrant to purchase up to 129,000 shares or warrants, or any combination thereof. The warrant will be exercisable for a period of four years commencing November 20, 1996 at an exercise price of $6.00 per share and $.012 per warrant.

     Preferred Stock

     The Company is authorized to issue 2,000,000 shares of preferred stock, $.001 par value, the terms of which (including, without limitation, dividend rate, conversion rates, voting rights, terms of redemption and liquidation preferences) may be fixed by the Board of Directors at their sole discretion.

     Stock Options and Warrants

     The Company adopted a Stock Option Plan ("Plan") in September 1995. The Plan is administered by a committee of two ("Committee") appointed by the Board of Directors and provides that the Committee has sole discretion to select options and to establish terms and conditions of each option, subject to provisions of the Plan. If options granted are "incentive stock options", the exercise price of the options may not be less than 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the outstanding common stock). Nonstatutory options may be granted under the Plan at an exercise price of not less than 85% of fair market value of the common stock at the date of grant. The maximum grant term is 10 years. The Plan is designed for officers, directors, and other key employees and is authorized to grant up to 500,000 options. As of June 30, 1996, 402,000 options have been granted and no options have been exercised.

11.  EMPLOYMENT AGREEMENTS:

     The Company entered into agreements for the services of certain of its officers and others. These agreements expire through June 30, 2001 and provide for aggregate compensation of approximately $706,000 for the year ended June 30, 1996, and approximately $910,000 annually thereafter. Certain of these agreements provide for additional compensation based on future financing and certain revenue or other operating result targets. Some of these agreements also provide for payments by the Company in the event of death, disability, or termination.

12.  INCOME TAXES:

     The provision for income taxes consists of the following:

                                                    June 30,
                                        ----------------------------------
                                              1996                1995
                                        --------------      --------------
Current federal and state income taxes  $     -             $       48,193

Deferred federal and state                    -                     (3,843)

Provision for income taxes              $     -             $       44,350
                                        ==============      ==============

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes and minority interest as follows:


                                                    June 30,
                                       ------------------------------------
                                            1996                 1995
                                       ---------------      ---------------
Income tax provision (benefit)
computed at the statutory rate         $     (90,000)       $        48,193

Income tax benefit of disqualifying
dispositions                                                          9,000

Income tax benefit not recognized              90,000              -

Provision for state income taxes                -                     8,183

Miscellaneous                                   -                    (3,026)

Income tax provision                   $        -           $        44,350
                                       ===============      ===============

     The Company has a net operating loss carryforward for tax purposes totaling approximately $256,000 at June 30, 1996 that expires in the year 2011.

     The following table illustrates the sources and status of the Company's major deferred tax assets and (liability) items at June 30, 1996:


Tax benefit of net operating                                $          102,000
loss carryforward
                                                               ---------------
Net deferred tax asset                                                 102,000
Valuation allowance                                                   (102,000)
Net deferred tax asset recorded                             $           -
                                                               ===============

13.  SIGNIFICANT CONCENTRATIONS:

     During the year ended June 30, 1996, the Company derived approximately 83% of its revenue from one distributor and approximately 17% from another. In June 1996, the former distributor exercised their option to extend the contract for a fourth season of production through approximately August 1997. If the option with this distributor is not renewed after a fourth season, the Company's financial condition and operations could be adversely affected.

14.  SUBSEQUENT EVENTS:

     On August 5, 1996, the Company held a special meeting of the stockholders to vote on the proposal to adopt an "Agreement and Plan of Reorganization and Merger" providing for the merger of Videssence into a wholly owned subsidiary of the Company. All of the outstanding shares of Videssence common stock will be converted into the right to receive 522,000 shares of the Company's common stock at a price of $9.00 per share. Upon achieving certain performance criteria, the shareholders of Videssence will also be entitled to earn up to an additional 788,000 shares of the Company's common stock also at a price of $9.00 per share. The matter was approved and is subject to certain closing conditions and terms, including the Company obtaining financing. The possible acquisition will follow the purchase method of accounting.

     On September 5, 1996, the Company and an investment banking firm agreed to undertake an offering for the issuance by the Company of Class A Cumulative Convertible Preferred Stock in a limited public offering. The Class A Preferred Stock will bear a preferred stock dividend of 10% per annum and will be offered at a price $7.00 per share. The holders of Class A Preferred Stock may convert their shares into Common Stock on a share for share basis plus an amount equal to unpaid dividends. The pricing of the offering and conversion ratio of the Series A Preferred Stock may be subject to alteration by the Company and the placement agent if prevailing market conditions require.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth information with respect to the directors and executive and other officers of the Company. Directors are elected at the annual meeting of stockholders to serve for a term of one year and until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors of the Company. Except as noted below, there are no other family relationships between any of the executive officers and directors.

     Name                     Age            Position with Company

Douglas Netter                75        Chairman of the Board, Chief Executive
                                        Officer, and President

John Copeland                 45        Executive Vice President, Secretary
                                        and Director

Thomas Jorgenson              41        Chief Operating Officer

George Johnsen                42        Senior Vice President - Post
                                        Production and Technology

Geoffrey Talbot               48        Acting Chief Financial Officer,
                                        Director

Kate Netter Forte             40        Director

Rowland Perkins               61        Director

Leonard Silverman             58        Director


Officers and Directors

Douglas Netter, Chairman of the Board of Directors, Chief Executive Officer, and President has been an officer and director of the Company since its inception in 1979. Mr. Netter has spent his entire career in the motion picture and television industry. From 1969 to 1975, he was a member of the Board of Directors and Chief Operating Officer of the MGM group of companies which during his tenure produced over 75 feature films and an extensive list of television shows. Prior to 1969, Mr. Netter was involved in the production of David Lean's "Lawrence of Arabia," the "Matt Helm" films for Columbia, Jack Lemmon's "How to Murder Your Wife" and "April Fools," and Samuel Goldwyn's "Porgy and Bess." Mr. Netter was also General Manager of Todd AO during the production of "Oklahoma," "South Pacific" and "Around the World in Eighty Days."

John Copeland has been with the Company since its inception serving as a producer on many of the Company's television movies, series and documentaries. He has been the Executive Vice President and Secretary of the Company since September 1995. He is currently producer of the Company's two-time Emmy Award winning prime time television series "Babylon 5." In the past several years, he also produced the Emmy-nominated documentary series "The Wild West" and the television movie, "Siringo." Mr. Copeland's functions include administration and management of productions and assisting in the business and financial planning for the Company. In addition, he is involved in the development and acquisition of properties for additional projects to be produced by the Company. He received a Bachelor of Arts degree from Chapman College with majors in both Film and Theater.

Thomas Jorgenson joined the Company as Chief Operating Officer in August 1996. His functions include administration and management of the Company's non-production activities as well as the business and financial planning for the Company as a whole. Mr. Jorgenson is also responsible for performing due diligence on, and as necessary, operationally integrating and managing acquisition and merger candidates that the Company may pursue in fulfillment of its business plan. Mr. Jorgenson has over fifteen years experience as a senior executive in finance, administration, business planning and operations/manufacturing management. From 1994 to 1995, Mr. Jorgenson was Co-chairman of the Board, Chief Operating Officer and Chief Financial Officer of Spectral, Inc., a manufacturer of digital audio editing hardware and software products for the multimedia, post production and music production markets. From 1984 to 1994, Mr. Jorgenson held various financial, business planning and operations management positions in the operating business units and the corporate office at Harman International Industries, Inc., a Fortune 500 manufacturer of audio equipment for the consumer, professional and automotive OEM markets. Mr. Jorgenson holds a Bachelor of Science degree in Accounting from San Diego State University and an Masters of Business Administration from the University of Southern California.

George Johnsen joined the Company as the Senior Vice President of Post Production and Technology and as an Associate Producer in 1993. Prior to joining the Company, Mr. Johnsen founded and operated a digital studio facility for twelve years servicing companies in film, television and special venue production. In this capacity, he acquired experience in working with animatronics, 3-D images, large format projected images, HDTV and simulator motion base interfaces. Mr. Johnsen's functions are to establish and manage the Technology and Production Services Division including: managing post production of Company produced projects; generating income from the acquisition and application of new technologies; and marketing production services to outside producers.

Geoffrey P. Talbot has been a consultant to the Company since July 1994 and joined the Board of Directors in September 1995. Mr. Talbot is presently the Acting Chief Financial Officer of the Company. Mr. Talbot has 26 years of international business experience primarily in the corporate finance, media, entertainment and transportation industries where he has held numerous senior executive positions. Mr. Talbot founded and is presently the President of Trital Acquisition Inc., a corporate advisory and merchant banking firm specializing in media and entertainment investments. In September 1992, Mr. Talbot co-founded Classics International Entertainment, Inc. ("CIE") and later became its Chief Executive Officer, President and director in which capacities he served until June 1994. Between 1989 and 1992, Mr. Talbot provided financial advisory services to companies in the media, environmental, consumer products and equipment leasing industries.

Kate Netter Forte joined the Board of Directors in September 1995. From 1991 to the present, Ms. Netter Forte has been the Executive Vice President of Production and Development of Oprah Winfrey's Harpo Productions, Inc., where she is responsible for the development and production of feature films and made-for-television movies. She also serves as producer for Harpo Films. Previously, from 1981 to 1991, she worked at Marion Rees & Associates, Inc., a developer of television programming, serving as its Director of Development. Ms. Netter Forte is the daughter of Douglas Netter.

Rowland Perkins joined the Board of Directors in September 1995. Mr. Perkins founded and is presently President of The Rowland Perkins Company, Inc., established to develop and produce feature network and cable films, television series and special Broadway shows and other entertainment products. Prior to that and from 1975 to 1994, Mr. Perkins co-founded and became President of Creative Artists Agency, Inc., a theatrical agency, which also provides diversified services encompassing advertising, investment banking and consulting for communications and technology companies pursuing the information super highway. From 1959 to 1975, he worked for the William Morris Agency, a theatrical agency, serving as its Director of TV Talent Department and as Vice President of Creative Services.

Leonard Silverman joined the Board of Directors in June 1996. Dr. Silverman spent most of his professional career at USC and since 1977 has been a Full Professor of Electrical Engineering. His administrative career began in 1982 when he was elected Chairman of the Electrical Engineering-Systems Department. He was appointed as the fifth Dean of Engineering at USC in 1984. Dr. Silverman is internationally known for his pioneering work in the theory and application of multi-variable control systems and signal processing and has more than 100 publications to his credit.

The Company does not currently pay or intend to pay cash compensation to its directors for their services in that capacity; however, directors who are not employees are reimbursed for out-of-pocket expenses incurred in connection with their attendance at Board of Directors meetings or committee meetings. The Company has granted its non-employee directors a non-discretionary grant of 50,000 options each under its Option Plan as compensation for their services.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons owning more than 10 percent of a registered class of the Company's equity securities, to file with the securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of Section 16(a) forms they file.

To the  Company's  knowledge,  during the fiscal year ended June 30,  1996,  all
Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were satisfied.


ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation of the Company's executive officers receiving salary and bonus in excess of $100,000 in any of the last three fiscal years.

                                                         Long Term
                                                        Compensation
Name and Principal Position   Year   Salary($)  Bonus($)  Options     All Other
Douglas Netter                1996   $234,753   $55,417(1)  N/A       $7,750(2)
CEO/President/Chairman of     1995   $156,000   $42,000(1)  N/A           N/A
of the Board                  1994   $ 39,000   $39,000(1)  N/A           N/A

John Copeland                 1996   $195,156   $29,167(1) 50,000     $3,500(2)
Executive Vice President      1995   $171,600      N/A      N/A           N/A
                              1994   $165,000      N/A      N/A           N/A

George Johnsen                1996   $127,778   $21,667(1) 50,000         N/A
Senior Vice President         1995   $ 86,228      N/A      N/A           N/A
                              1994   $ 83,029      N/A      N/A           N/A


         (1)  Participation in producer fees of projects produced.
         (2)  Automobile Allowance

Employment Agreements

In September 1995, the Company entered into a five year employment agreement with Douglas Netter. Under this agreement his base salary is $175,000 plus 25% of the executive producer fees earned by the Company for his services rendered in that capacity for each production ("Executive Producer Fees" ). Mr. Netter's total base salary plus Executive Producer Fees are capped at $270,000 for the first year of service. The Compensation Committee may adjust Mr. Netter's base salary and base salary cap in its reasonable discretion in any year after the first year. Under the agreement, Mr. Netter is also entitled to an annual bonus of 8% of the Company's net income before taxes. If the Company attains projected net income for the first year, Mr. Netter will receive warrants to purchase 10,000 shares of Common Stock at an exercise price of $6.50 per share. In subsequent years, Mr. Netter is entitled to 10,000 warrants in any year the Company attains a net income level determined by the Compensation Committee. Mr. Netter will be granted "piggyback" registration rights in conjunction with any such warrant grant. He also receives customary executive benefits and a $2,000,000 life insurance policy for his designated beneficiary's benefit.

In September 1995, the Company also entered into a five year employment agreement with John Copeland. Under this agreement his base salary is $140,000 plus 25% of the executive producer fees earned by the Company for his services rendered in that capacity for each production ("Producer Fees"). Mr. Copeland's total base salary plus Producer Fees are capped at $190,000 for the first year of service. The Compensation Committee may adjust Mr. Copeland's base salary and base salary cap in its reasonable discretion in any year after the first year. Under the agreement, Mr. Copeland is also entitled to an annual bonus of 2% of the Company's net income before taxes. If the Company attains projected net income for the first year, Mr. Copeland also receives warrants to purchase 2,500 shares of Common Stock at an exercise price of $6.50 per share. In subsequent years, Mr. Copeland is entitled to 2,500 warrants in any year the Company attains a net income level determined by the Compensation Committee. Mr. Copeland will be granted "piggyback" registration rights in conjunction with any such warrant grant. He also receives customary executive benefits and a $1,000,000 life insurance policy for his designated beneficiary's benefit.

George Johnsen also entered into an employment agreement with the Company in December 1995 for an unspecified term. Under this agreement, Mr. Johnsen receives a base salary of $2,500 per week plus 20% of his producer fees earned by the Company for his services rendered in that capacity for each production he oversees. After one year the Compensation Committee may adjust Mr. Johnsen's base salary and additional compensation in its sole discretion. He also receives customary benefits.

1995 Stock Option Plan

The Company adopted the 1995 Stock Option Plan ("Option Plan") on September 13, 1995. The Plan is administered by a committee of two outside, independent directors ("Committee") appointed by the Board of Directors and provides that the Committee has sole discretion to select options and to establish terms and conditions of each option, subject to provisions of the Option Plan. If options granted are "incentive stock options", the exercise price of the options may not be less than 100% of the fair market value of the Company's Common Stock on the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the outstanding Common Stock). The exercise price of nonstatutory options may be granted under the Option Plan at an exercise prices of not less than 85% of fair market value of the Common Stock at the date of grant. The Option Plan provides for the grant of options to qualified employees, including officers, directors, and other key persons associated with the Company, to purchase an aggregate of 500,000 shares of common stock. Unless otherwise specified, no stock options may be exercised more than ten years after grant. As of June 30, 1996, 402,000 options have been granted and no options have been exercised.

Option Grants, Exercises and Year-End Values

Shown below is information with respect to the unexercised options held by the Named Executive Officers, for the year ended June 30, 1996.

                              % of Total                Value of
                               Options                 Unexercised
                 Number of    Granted to              In-the-Money
                 Securities   Employees                 Options
                  Options     in Fiscal   Exercise     At June 30     Expiration
Name              Granted       1996        Price         1996           Date

George Johnsen    10,000         2.5%       $5.00       $----(1)(2)      2006


(1) Based upon the difference between the closing price of the stock on June 28, 1996 of $5.00 and the option exercise price. (2) Mr. Johnsen was granted 50,000 options under the 1995 Stock Option Plan, of which 10,000 options are presently exercisable.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Principal Stockholders

The following table sets forth certain information, as of September 6, 1996, concerning ownership of shares of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock of the Company:

                                         Amount and Nature
Name and Address of Beneficial Owner  of Beneficial Ownership  Percent of Class

Douglas Netter
5200 Lankershim Boulevard                   1,731,000(1)             61.93%
North Hollywood, CA  91601

John Copeland
5200 Lankershim Boulevard                    150,000(1)              5.37%
North Hollywood, CA  91601


1) In December 1989, Mr. Netter granted Mr. Copeland an option to purchase 100,000 shares owned by Mr. Netter, exercisable at $0.01 per share, and in September 1995, Mr. Netter granted Mr. Copeland an option to purchase 50,000 shares owned by Mr. Netter, exercisable at $4.00 per share. Mr. Copeland's options remain unexercised.

Security Ownership of Management

The following table sets forth certain information, as of September 6, 1996, concerning ownership of shares of Common Stock by (i) each director of the Company, (ii) the CEO of the Company and the two most highly compensated executive officers whose compensation and bonus exceeds $100,000 per annum, and
(iii) all of the officers and directors and key employees as a group:

                                           Amount            Percent of
Name and Address of Beneficial Owner     and Nature      Beneficial Ownership

Douglas Netter                          1,731,000(1)(2)         61.9%
John Copeland                             150,000(1)             5.4%
Geoffrey Talbot                           125,000(2)             4.5%
Rowland Perkins                            30,000(3)             1.1%
Kate Forte                                 30,000(3)             1.1%
Leonard Silverman                          30,000(3)             1.1%
George Johnsen                             10,000(4)                *

All Directors and Officers
as a group
(7 persons)                             1,831,000(5)            63.3%


---------------------
The address for all persons listed is 5200 Lankershim Blvd., North Hollywood, CA 91601.

*   Less than 1%

     (1) In December 1989, Mr. Netter granted Mr. Copeland an option to purchase 100,000 shares owned by Mr. Netter, exercisable at $0.01 per share, and in September 1995, Mr. Netter granted Mr. Copeland an option to purchase 50,000 shares owned by Mr. Netter, exercisable at $4.00 per share. Mr. Copeland's options remain unexercised.

     (2) In July 1994, Mr. Netter granted Mr. Talbot an option to purchase 200,000 shares owned by Mr. Netter, exercisable at $.01 per share. In September 1995, Mr. Talbot and Mr. Netter mutually agreed to cancel 50,000 of the previously granted options. Mr. Talbot presently has options to purchase 125,000 of Mr. Netter's shares of Common Stock, all of which are presently exercisable.

     (3) Under the 1995 Stock Option Plan, Mr. Perkins, Ms. Forte, and Mr. Silverman were each granted options to purchase from the Company 50,000 shares of Company Common Stock, of which 30,000 are currently exercisable at $5.00 per share. To date, no options have been exercised.

     (4) Under the 1995 Stock Option Plan, Mr. Johnsen was granted 50,000 options, of which 10,000 are currently exercisable at $5.00 per share. To date, no options have been exercised.

     (5) Of the shares included as beneficially owned by all directors and officers as a group, 100,000 shares may be acquired by exercise of options, not including the 275,000 options granted by Mr. Netter to Mr. Copeland and Mr. Talbot.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 20, 1995, the Company's Chief Executive Officer entered into a promissory note with the Company in the amount of $194,876, bearing interest at 7.25% per annum. The entire unpaid principal balance and all accrued interest is due on May 20, 1997.

During the years ended June 30, 1996 and 1995, the Company contracted with a computer graphics company to produce certain visual effects for two of its productions in the amounts of approximately $1,834,000 and $1,000,000 respectively. Until February 1996, the computer graphics company was 10% owned by the spouse of an officer of the Company.

During the years ended June 30, 1996 and 1995, the Company rented trailers, in connection with one of its productions, for approximately $118,000 per annum, from a company which is 50% owned by an officer of the Company and his spouse.

During fiscal years ended June 30, 1996 and 1995, the Company leased some of its recording equipment for approximately $55,000. The supplier is a company owned by an officer of the Company's son and administered by his wife. Management believes the terms of the rental agreement is no less favorable than it could obtain from an unaffiliated third party.

In March 1996, the Company entered into a six month business consulting agreement with one member of its board of directors ("Consultant") for a monthly fee of $5000. Under the terms of the agreement, the Consultant is to locate suitable acquisitions or joint ventures or, assist the Company in consummating similar transactions. In the event he is successful he is entitled to a performance fee calculated as a percentage of the consideration paid by the Company.

In a separate consulting agreement entered into by the same board member and the Company in June 1996, the Company agreed to pay $10,000 per month for two months to assist with the completion of the Videssence merger and to advise Videssence in regard to its current operations.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of regulation S-K).

  Exhibit Number    Description

      2.1 Agreement and Plan of Merger and Reorganization, as amended.(5)
      2.2           Amendment No. 2 to the Agreement of Merger and
                    Reorganization(6)
      3.1           Certificate of Incorporation(1)
      3.2           Bylaws(1)
     10.1           Mr. Netter's Employment Agreement(1)
     10.2           Mr. Copeland's Employment Agreement(1)
     10.3           "Babylon 5" Production Agreement(1)
     10.4           1995 Stock Option Plan(1)
     10.5           Talbot  Consulting/Completion  Fee  Agreement(6)



     ---------------------------

     (1) Incorporated by reference to the Company's Registration Statement on Form SB-2 declared effective November 20, 1995. Registration Number is 33-97402-LA.

     (2) Incorporated by reference to the Company's Registration Statement on Form 8-A dated November 20, 1995.

     (3) Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1995.

     (4) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1996

     (5) Incorporated by reference to the Company's Proxy Statement, dated June 26, 1996 for the approval/disapproval of the proposed merger between the Company and Videssence.

     (6)  Filed herewith.

(b)      Reports on Form 8-K

There were no Reports on Form 8-K filed during the last quarter of the period covered by this report.

                                    SIGNATURE



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



NETTER DIGITAL ENTERTAINMENT, INC.



Dated: September 28, 1996                 By:  /s/Geoffrey Talbot
                                               Geoffrey Talbot, Acting Chief
                                               Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                               DATE

/s/Douglas Netter        Chairman of the Board of           September 28, 1996
Douglas Netter           Directors, Chief Executive
                         Officer and President

/s/John Copeland         Executive Vice President           September 28, 1996
John Copeland            and Secretary

/s/Thomas L. Jorgenson   Chief Operating Officer            September 28, 1996
Thomas L. Jorgenson

/s/George Johnsen        Senior Vice President,             September 28, 1996
George Johnsen           Production and Technology

/s/Geoffrey Talbot       Acting Chief Financial Officer     September 28, 1996
Geoffrey Talbot          and Director

/s/Rowland Perkins       Director                           September 28, 1996
Rowland Perkins

/s/Kate Netter Forte     Director                           September 28, 1996
Kate Netter Forte

/s/Leonard Silverman     Director                           September 28, 1996
Leonard Silverman

                             Exhibit Index

 Exhibit Number    Description

      2.1 Agreement and Plan of Merger and Reorganization, as amended.(5)
      2.2           Amendment No. 2 to the Agreement of Merger and
                    Reorganization(6)
      3.1           Certificate of Incorporation(1)
      3.2           Bylaws(1)
     10.1           Mr. Netter's Employment Agreement(1)
     10.2           Mr. Copeland's Employment Agreement(1)
     10.3           "Babylon 5" Production Agreement(1)
     10.4           1995 Stock Option Plan(1)
     10.5           Talbot  Consulting/Completion  Fee  Agreement(6)



     ---------------------------

     (1) Incorporated by reference to the Company's Registration Statement on Form SB-2 declared effective November 20, 1995. Registration Number is 33-97402-LA.

     (2) Incorporated by reference to the Company's Registration Statement on Form 8-A dated November 20, 1995.

     (3) Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1995.

     (4) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1996

     (5) Incorporated by reference to the Company's Proxy Statement, dated June 26, 1996 for the approval/disapproval of the proposed merger between the Company and Videssence.

     (6)  Filed herewith.