Form 10QSB
period 1995-12-30
NETTER DIGITAL ENTERTAINMENT INC
filed 1996-10-07
CIK 1001592

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington D.C.


            (X) Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



      For the Quarterly
Period Ended December 31, 1995               Commission File No. 0-26884


                       NETTER DIGITAL ENTERTAINMENT, INC..
               (exact name of registrant as specified in charter)

           Delaware                                   95-3392054
       (State or other                             (I.R.S. Employer
jurisdiction of incorporation)                    Identification No.)


                        5200 Lankershim Blvd., Suite 280
                         No. Hollywood, California 91607
                     (Address of principal executive office)

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

                                  YES X NO ____


As of February 12, 1996 the Registrant had 2,720,000 shares of its Common Stock, $.01 par value, issued and outstanding.

               NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET



                                              December 31,           June 30,
                                                 1995                 1995
                                             ------------         ------------
                                              (Unaudited)

ASSETS
     Cash and cash equivalents              $   3,390,571         $    338,231
     Accounts receivable                          157,985              426,732
     Receivable from related party                213,785              194,876
     Prepaid Expenses                              52,604                  932
                                             ------------         ------------

         Total Current Assets                   3,814,945              960,771
EQUIPMENT, NET OF ACCUMULATED DEPRECIATION          4,782                3,539
DEFERRED REGISTRATION COSTS                            --               60,363
DEPOSITS AND OTHER ASSETS                          93,608               63,289
                                             ------------         ------------
                                            $   3,913,335        $   1,087,962
                                             ------------         ------------


       LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                            $     381,391        $     377,530
Accrued expenses                                   32,354               74,377
Note payable - line of credit                          --              110,000
Deferred revenue                                  138,635              393,923
                                             ------------         ------------

     Total Current Liabilities                    552,380              955,830

MINORITY INTEREST                                   1,000                  500
COMMITMENT AND CONTINGENCIES                           --                   --
STOCKHOLDERS' EQUITY:

     Preferred stock, $.001 par value, 2,000,000 shares
         authorized; no shares issued and outstanding  --                   --
     Common stock, $.01 par value, 6,000,000 shares
         authorized; 2,720,000 shares issued and
         outstanding                               27,200               18,600
     Additional paid-in capital                 3,253,646                2,920
     Retained earnings                             79,109              110,112
                                             ------------         ------------

         Total Stockholders' Equity             3,359,955              131,632
                                             ------------         ------------
                                            $   3,913,335        $   1,087,962
                                             ------------         ------------



          The accompanying notes are an integral part of the condensed consolidated financial statements.

               NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                     Three Months Ended December 31,  Six Months Ended December 31,
                                     -------------------------------  -----------------------------
                                         1995              1994           1995              1994
                                     -------------------------------  -----------------------------
                                      (Unaudited)      (Unaudited)     (Unaudited)      (Unaudited)

REVENUES:
  Production Income                   $ 8,735,028       4,827,869      $ 13,727,318     $ 9,425,214
  Interest Income                          18,769              --            18,769              --
  Other Income                              1,003              --             1,003              --
                                     ------------       ---------       -----------      ----------
                                        8,754,800       4,827,869        13,747,090       9,425,214

EXPENSES:
  Production expenses                   8,441,611       4,379,766        12,960,683       8,617,294
  General and administrative expenses     410,693         389,554           837,382         717,596
  Interest Expense                            762           9,777             2,386          22,551
                                     ------------       ---------       -----------      ----------
                                        8,853,066       4,769,320        13,800,451       9,357,441

INCOME (LOSS) BEFORE INCOME TAXES    ------------       ---------       -----------      ----------
                                          (98,266)         58,549           (53,361)         67,773
Provision for Income Tax                  (36,358)         24,884           (22,358)         24,907
                                     ------------       ---------       -----------      ----------
  NET INCOME (LOSS)                   $   (61,908)         33,665      $    (31,003)    $    42,866
                                     ------------       ---------       -----------      ----------
Net Earnings (Loss) Per Share         $     (0.02)           0.02      $      (0.01)           0.02
                                     ------------       ---------       -----------      ----------
Weighted Average Number of
Common Shares                         $ 2,720,000       1,860,000        $2,720,000     $ 1,860,000
                                     ------------       ---------       -----------      ----------




          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NETTER ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Unaudited)



                                  Preferred Stock       Common Stock
                                -------------------  -------------------
                                                                           Additional  Retained       Net
                                 Number of           Number of              Paid-in    Earnings   Shareholders'
                                  Shares     Amount    Shares     Amount    Capital    (Deficit)    Equity
                                ----------   ------  ---------  --------   ----------  ---------  ------------

BALANCE - June 30, 1995               --       --    1,860,000  $ 18,600   $    2,920  $110,112     $  131,632

Issuance of common stock in
public offering                       --       --      860,000  $  8,600   $3,250,726         --    $3,259,326
Net Loss                              --       --           --        --          --   $(31,003)    $  (31,003)
                                ----------   ------  ---------  --------   ----------  ---------   -----------


Balance - December 31, 1995           --       --    2,720,000  $ 27,200   $3,253,646  $ 79,109     $3,359,955
                                ----------   ------  ---------  --------   ----------  ---------   ----------






          The accompanying notes are an integral part of the condensed consolidated financial statements.

               NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                  Six Months Ended December 31,
                                                  -----------------------------

                                                      1995             1994
                                                  ------------     ------------
                                                   (Unaudited)      (Unaudited)

Cash flows from operating activities:
  Net Income (Loss)                                $ (31,003)       $  42,866
                                                   ----------       ----------
Noncash items included in income:
  Depreciation                                           250              750
Charges in assets and liabilities:
  Increase/(decrease) in accounts receivable         268,747          (15,968)
  (Increase)/decrease in prepaid expenses            (51,672)          67,930
  (Increase)/decrease in other current assets             --               --
  (Increase)/decrease in deposits and other assets   (30,319)          22,826
  Increase/(decrease) in accounts payable              3,861          (78,112)
  Increase/(decrease) in accrued expenses            (42,023)           1,202
  Increase/(decrease) in deferred revenue           (255,288)        (341,517)
                                                  -----------       ----------
    Total Adjustments                               (106,444)        (342,889)
                                                  -----------       ----------

  NET CASH PROVIDED BY OPERATING ACTIVITIES         (137,697)        (300,023)
                                                  -----------       ----------

INVESTING ACTIVITIES
  Capital expenditures                                (1,243)         (2,003)
                                                  -----------       ---------

  Net cash used in investing activities               (1,243)         (2,003)
                                                  -----------       ---------

Cash flows from financing activities
  Increase in due from officer                       (18,909)        (13,474)
  Decrease in deferred registration costs             60,363         (20,655)
  Proceeds from public offering                    3,259,326              --
  Increase in Minority Interest                          500              --
  Proceeds from note payable - line of credit             --              --
  Repayment of note payable - line of credit        (110,000)             --
                                                  -----------       ---------

Net cash provided by (used in) financing
activities                                         3,191,280         (34,129)
                                                  -----------       ---------

Net increase/(decrease) in cash                    3,052,340        (336,155)
Cash at beginning of period                          338,231         487,891
                                                  -----------       ---------

Cash at end of period                             $3,390,571        $151,736
                                                  -----------       --------

Amounts Paid for:
  Interest                                        $    2,386        $ 22,551
  Taxes                                           $       --        $ 9 ,881



          The accompanying notes are an integral part of the condensed consolidated financial statements.

NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 1995 included in the Company's Registration Statement on Form SB-2 for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1995, and the results of operations and cash flows for the three and six month periods ended December 31, 1995, and 1994 have been included.

The results of operations for the three and six month periods ended December 31, 1995, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission for the year ended June 30, 1995 and the quarter ended September 30, 1995.

Earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options have been excluded as common stock equivalents because they are either antidilutive or their effect is not material.

DUE FROM OFFICER

As of November 20, 1995, the officer entered into a promissory note agreement for the amount advanced, bearing interest at the prime rate plus 2%.

PUBLIC OFFERING OF SECURITIES

In November 1995, the Company completed a public offering of its securities. The Company sold 860,000 shares of common stock and 430,000 warrants for net proceeds (after deducting underwriting commissions and related expenses) of approximately $3,300,000.

NOTE PAYABLE -LINE OF CREDIT

One June 1, 1995, the Company renewed a $250,000 revolving line of credit with a bank, at an index rate equal to the certificate of deposit interest rate plus 3% interest per annum. Interest is payable monthly through maturity at which time the principle balance plus any accrued interest is due and payable. The revolving line of credit is due and payable on June 3, 1996. As of December 31, 1995 there was no outstanding principal on the line of credit.

NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

COMMITMENT AND CONTINGENCIES

The Company recently settled a claim for damages and costs made by a former vendor in connection with termination of the vendors' services. The Company is not obligated to make any payments and has not incurred any liability as a result of the settlement.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

In November 1995, the Company completed its public offering of securities and expanded its operations to include merchandising and new project development operations.

Results of Operations

For the six months ended December 31, 1995, the Company reported a net loss of $31,001 on revenues of approximately $13.7 million compared to a net profit of $42,866 on revenues of approximately $9.4 million for the same period last year. Revenues during the three month period ended December 31, 1995 increased from approximately $4.8 million during the three month period ended December 31, 1994 to $8,754,800 during the current three month period ended December 31, 1995. Revenues for the current period increased from the prior year primarily as a result of production related revenues for "Babylon 5" and the new children's series, "Hypernauts". Management believes that continued dependence on "Babylon 5" will continue to decrease as a result of additional productions and expansion of operations including the new merchandising operations, but there can be no assurance that such lessened dependence will occur.

Costs relating to revenue during the six months ended December 31, 1995 increased as a percentage of revenue to 94% from 91% during the six month period ended December 31, 1994, and were 97% and 91%% during the three month period ended 1995 and 1994 respectively. Costs during the six month period ended December 31, 1995, relate to production costs of "Babylon 5" and "Hypernauts" the productions discussed above on which revenue was recognized. The six month period ended December 31, 1994 reflected similar production costs for "Babylon 5" and "Siringo" incurred during that period.

Selling, general, and administrative costs increased by $120,236 or 17% to $837,382 during the six months ended December 31, 1995. The costs for the quarter ending December 31, 1995 increased 5% to $410,695 from $389,554 for the three months ended December 31, 1994. The increased costs are primarily the result of increased staffing requirements for expansion of the Company's merchandising and new project development operations. Several executives were hired to head and run the Company's Merchandising and New Project Development Divisions. Both divisions were established during the quarter ended December 31, 1995.

Interest expense for the three months ended December 31, 1995, was $762 compared to $9,777 for the three months ended December 31, 1994. Interest for the six month period ended December 31, 1995 was $2,386 as compared to $22,551 for the same period in 1994. The decline reflects a reduction in borrowing and repayment of the revolving credit facility in the current three month period.

Liquidity and Capital Resources


As of December 31, 1995, the Company had cash and cash equivalents of approximately $3.4 million. In November 1995, the Company completed a public offering of its securities receiving net proceeds of approximately $3.3 million. Of these proceeds, $110,000 was used to repay the Company's revolving credit facility and approximately $250,000 was used to repay a bridge loan. The balance of these net proceeds (approximately $3.2 million) has been set aside for equipment and software purchases, further merchandising operating costs, the development and acquisition of new properties and production-related technologies, and working capital.

Together, proceeds of the public offering and the results of operations for the period resulted in a current ratio increase of approximately 708% as of December 31, 1995 compared to approximately 90% for the same period last year.

The Company's sources of working capital are principally derived from contract production receipts from distributors including a major studio and a subsidiary of a major television network. The Company has in the past been able to secure production financing from a major studio or distributor. While the Company believes that such an arrangement can be made for future productions, there can be no assurance the Company will be successful in obtaining such arrangements and its working capital will be reduced accordingly. Moreover, as the Company begins to expand its production and merchandising activities, and develops new projects for additional ancillary markets, it must make additional financial commitments to acquire and develop these new properties and projects, and to cover the resulting increased overhead. These financial commitments create additional risk for the Company as to whether such projects and properties will be produced or sold and as to whether they will ever recover the costs of investment and generate a profit.

In addition, in the past, the Company has relied exclusively on external sources for production funding. It is possible similar projects will be produced for a license fee instead of relying on external production funding sources. Entering into licensing fee arrangements increases the Company's equity position, and there is a risk the license fee may not cover the total production cost. In that instance, the Company will be required to generate additional revenue from other ancillary markets in order to cover the cost of production.

The Company currently has no debt and does not presently intend to pursue debt-related financing for its production-related and growth activities. Management may, however, pursue such debt-financing at some time in the future for expansion by way of acquisitions or mergers.

Management believes that the net proceeds from the recently completed offering, together with anticipated operating revenue will be sufficient to fund its working capital and expansion requirements for at least the next twelve months. Nonetheless, the foregoing activities are dependent in the long term upon the Company's ability to generate sufficient cash flow to cover its ongoing overhead expenses by making a sufficient number of productions during each period and developing successful merchandising operations.

PART  II.  OTHER INFORMATION

Item 1.    Legal Proceedings

The Company recently settled a claim for damages and costs made by a former vendor in connection with termination of the vendors' services. The Company is not obligated to make any payments and has not incurred any liability as a result of the settlement. The Company is defending a sexual harassment claim for damages and costs made by a former employee. The Company believes it has meritorious defenses and intends to vigorously defend the action. The Company believes that the outcome will not materially affect the Company's financial position and results of operations. Accordingly, no provision has been made for this contingency.



Item 6.    Exhibits and Reports on Form 8-K


(a.)       Exhibits - None

(b.)       Reports on Form 8K - None

                                    SIGNATURE



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NETTER DIGITAL ENTERTAINMENT, INC.



Dated: February 12, 1996                /s/Geoffrey Talbot
                                        Acting Chief Financial Officer