Form 10QSB
period 1996-09-30
NETTER DIGITAL ENTERTAINMENT INC
filed 1996-11-14
CIK 1001592

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington D.C.


            (X) Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the Quarterly Period Ended September 30, 1996   Commission File No. 0-26884


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

                                  YES X NO ____


As of November 11, 1996 the Registrant had 2,795,000 shares of its Common Stock, $.01 par value, issued and outstanding.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Incorporated herein is the following unaudited financial information:

     Consolidated  Balance  Sheets as of  September  30,  1996 and June 30, 1996

     Consolidated Statement of Operations for the three-month periods ended September 30, 1996 and September 30, 1995

     Consolidated Statement of Stockholders' Equity as of June 30, 1996

     Consolidated Statements of Cash Flows for the three-month periods ended September 30, 1996 and September 30, 1995

               NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                 September 30,          June 30,
                                                    1996                  1996
                                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                   $1,056,059         $2,181,223
     Accounts receivable                            535,965             93,817
     Notes receivable                               450,000            350,000
     Due from officer                               194,876            194,876
     Production costs, net                           72,854             65,209
     Other                                           12,062             54,407
         TOTAL CURRENT ASSETS                     2,321,816          2,939,532

EQUIPMENT, Net                                      937,719            568,993

DEFERRED ACQUISITION COSTS                          185,035            113,396

DEPOSITS AND OTHER ASSETS                           110,410             83,518

                                                 $3,554,980         $3,705,439

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                          $    335,567       $    209,615
     Accrued expenses                                18,833             80,775
         TOTAL CURRENT LIABILITIES                  354,400            290,390

MINORITY INTEREST                                       500                500

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value,
     2,000,000 shares authorized; no shares
     issued and outstanding                           -                  -
     Common stock, $.01 par value, 6,000,000
     shares authorized; 2,795,000
     shares issued and outstanding                   27,950             27,950
     Additional paid-in capital                   3,533,331          3,533,331
     Accumulated deficit                          (361,201)          (146,732)
         TOTAL STOCKHOLDERS EQUITY                3,200,080          3,414,549

                                                 $3,554,980         $3,705,439

    The accompanying notes are an integral part of the consolidated financial statements.

               NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                 Three Months Ended Sept. 30,
                                                   1996                1995
                                               (Unaudited)         (Unaudited)

REVENUES:
     Production                                  $3,114,176         $4,992,290
     Licensing                                         -                  -
         TOTAL REVENUES                           3,114,176          4,992,290

EXPENSES:
     Production                                   2,843,716          4,519,072
     General and administrative                     512,031            426,689
         TOTAL EXPENSES                           3,355,747          4,945,761

OPERATING INCOME (LOSS)                           (241,571)             46,529

OTHER INCOME (EXPENSE):
     Interest income                                27,102              -
     Other income                                      -                -
     Interest expense                                  -               (1,624)
         TOTAL OTHER INCOME (EXPENSE)               27,102             (1,624)

INCOME/(LOSS) BEFORE PROVISION FOR INCOME         (214,469)             44,905
TAXES AND MINORITY INTEREST

PROVISION FOR INCOME TAXES                             -                14,000

MINORITY INTEREST                                      -                 -

NET INCOME (LOSS)                                $(214,469)             30,905

NET INCOME (LOSS) PER COMMON SHARE               $   (0.08)               0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES          2,795,000          1,860,000


 The accompanying notes are an integral part of the consolidated financial statements.

               NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                      Preferred Stock                  Common Stock
                                   Number                                                  Additional   Retained       Net
                                     of                        Number of                    Paid-in     Earnings    Stockholders'
                                   Shares        Amount          Shares          Amount     Capital    (Deficit)      Equity

BALANCE - June 30, 1996               -            -           2,795,000         $27,950  $3,533,331   $(146,732)   $3,414,549

Issuance of common stock              -            -               -                -            -          -            -
in public offering

Exercise of warrants                                               -                -            -          -            -

Net Income - (Unaudited)               -           -               -                -      (214,469)    (214,469)

Balance - Sept. 30, 1996              -            -          2,795,000          $27,950  $3,533,331   $(361,201)   $3,200,080

 The accompanying notes are an integral part of the consolidated financial statements.

               NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Three Months Ended Sept. 30,
                                                        1996          1995
                                                    (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                 $ (214,469)    $    30,905


   Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
         Depreciation                                     40,307            250

Changes in operating assets and liabilities:
 (Increase)/decrease in accounts receivable            (442,148)        379,732
 (Increase)/decrease in production costs                 (7,645)            -
 (Increase)/decrease in other current assets              42,345            932
 (Increase)/decrease in deposits and other assets       (26,892)       (19,313)
 (Increase)/decrease in accounts payable                 125,952       (58,111)
 (Increase)/decrease in accrued expenses                (61,942)       (42,671)
 (Increase)/decrease in deferred revenue                   -          (153,553)
                                                       (370,330)        107,016

NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                             (544,492)        138,171

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                              (409,033)        (1,759)

NET CASH USED IN INVESTING ACTIVITIES                  (409,033)        (1,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
 (Increase) decrease in deferred acquisition costs      (71,639)            -
 (Increase) in notes receivable                        (100,000)            -
 (Increase) decrease in due from officer                   -            (5,037)
 (Increase) decrease in deferred registration costs                    (47,738)
 Proceeds from bridge financing                                         250,125

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   (171, 639)        197,350

NET INCREASE (DECREASE) IN CASH                      (1,125,164)        333,762

Cash, beginning of period                              2,181,223        338,231

Cash, end of period                                   $1,056,059    $   671,993

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                           $    -        $     1,624
     Cash paid for income taxes                       $    -        $    -

 The accompanying notes are an integral part of the consolidated financial statements.

              NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 1996 included in the Form 10K-SB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1996, and the results of operations and cash flows for the three month periods ended September 30, 1996, and 1995 have been included.

The results of operations for the three month period ended September 30, 1996, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10K-SB as filed with the Securities and Exchange Commission for the year ended June 30, 1996.

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

MERGER AGREEMENT WITH VIDESSENCE, INC.

On April 26, 1996, the Company entered into a definitive merger agreement with Videssence, Inc., a company that designs, manufactures and distributes media lighting products which incorporate the patented and trademarked SRGB light technology for the illumination of studios, stages and other production environments in the sound stage, media picture, theater and theme park industries. On August 5, 1996, the stockholders of the Company approved the proposed purchase of Videssence. Upon the satisfaction of certain closing conditions, which includes $2 million to be provided to Videssence for operating capital, Videssence will become a wholly- owned subsidiary of the Company. Under the terms of the agreement, the Company will acquire all of the outstanding common stock of Videssence in exchange for a minimum of 522,000 shares of the Company's Common Stock, valued at $9.00 per share. The Videssence shareholders can earn up to an additional maximum of 788,000 shares of the Company's Common Stock upon Videssence achieving certain performance based criteria.

On April 26, 1996, the Company and Videssence entered into a promissory note in the amount of $250,000 bearing interest at 9% per annum in connection with the merger. Any unpaid principal (all of which is outstanding as of September 30, 1996) and accrued interest is payable on the closing date pursuant to the merger agreement or December 20, 1996, whichever is earlier. On June 10, 1996, the Company and Videssence entered into a secondary promissory note in the amount of $275,000 bearing interest at 9% per annum in connection with the aforementioned transaction. Any unpaid principal and accrued interest is payable on the closing date pursuant to the merger agreement or December 20, 1996, whichever is earlier. As of September 30, 1996, $450,000 had been advanced under this agreement. $100,000 was advanced during the quarter.

Pursuant to the terms of the merger transaction, and as a condition to closing, the company intends to raise a minimum of $2 million which will be used for expansion and operating capital purposes at Videssence. On September 5, 1996, the Company and an investment banking firm, acting as placement agent, agreed to undertake a "Limited Public Offering," to be marketed over the Internet and IPONet, for the issuance by the Company of Class A Cumulative Convertible Preferred Stock. The Class A Preferred Stock will bear a Class A Preferred Stock dividend of 10% per annum and is expected to be offered at a price of $9.00 per share. The holders of Class A Preferred Stock may convert their shares into common stock at a conversion ratio of 3:1. The offering has been structured on a basis of a minimum of $2 million and a maximum of $5 million. In the event the offering is not completed, it is possible that the Company may not recover the amounts loaned to Videssence under the terms of the promissory notes signed.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

The Company's operations have primarily been as a provider of production services to distributors such as The Walt Disney Company and Warner Bros. and to networks such as the ABC and NBC Networks. It has been the Company's practice to utilize external sources for 100% of its production funding. Employing this strategy, the Company minimizes the risk of loss on productions by generating production fees to cover production expenses, while limiting its ongoing revenue participation as the distributor or network retains a significant portion of the rights to the main and ancillary markets. Revenues are recognized when earned which is typically upon receipt. Costs associated with these revenues are recognized on the same basis. These revenues are primarily dependent on the number of projects being produced by the Company and the agreements relating to such projects. Accordingly, year to year comparisons of production revenues from these sources are not necessarily indicative of future revenues.

To date,  the  Company's  principal  business  has been to develop  and  produce projects for the major studios and television distributors, for which it receives production services revenues and producer fees. To increase production margins the Company set up additional in-house post production capabilities that were effectively implemented in the later part of the third season of "Babylon 5" and the production of "Hypernauts" in the third and fourth quarters of fiscal 1996. The Company also retained the merchandising rights for the Hypernauts Production of 13 episodes, which were sold to the ABC Network. Pursuant to the Hypernauts agreement, the Company established a merchandising licensing division which concluded a master toy license with a major toy manufacturer. The merchandising of "Hypernauts" was suspended when the production was not renewed for the 1996 Fall television season period and, subsequently, the merchandising division overhead was eliminated. The production and merchandising of "Hypernauts" will only be reinstated if and when the Company is successful in finding an alternative distributor to finance the production.

In April 1996, pursuant to the Company's strategy of expanding its technology and production services operations the Company entered into a definitive merger agreement with Videssence, Inc. ("Videssence"), a designer, manufacturer and distributor of patented media lighting technology for the illumination of studios, stages, and other production environments in the television and production markets. At a special meeting of stockholders held on August 5, 1996, the stockholders of the Company approved the Videssence merger. The Videssence merger is expected to close in November or December 1996 subject to certain closing conditions including the raising of $2 million of new equity capital by the Company.

Results of Operations

Net Revenues. Net Revenues decreased 38% to $3.11 million for the quarter ended September 30, 1996 as compared to $4.99 million in net revenues for the quarter ended September 30, 1995. The decrease in net revenues for the first quarter of $1.88 million resulted primarily from the production of the new season of "Babylon 5" starting on August 26, 1996 compared to July 31, 1995 in the first quarter of last year. The decrease in revenue from "Babylon 5" in the first quarter will be recouped over the remainder of the current fiscal year as the number of episodes to be produced is the same in both years.

Gross Margin. The Company's gross margin for the quarter ended September 30, 1996 was $270,460, or 8.7 % of net revenues, compared with $473,218 or 9.5% for the quarter ended September 30, 1995. The decrease in gross margin dollars and percent was caused primarily by the lower revenue level experienced due to the later start date of production of "Babylon 5" in the current season.

General and Administrative Expenses. General and administrative expenses increased 20% to $512,031 for the quarter ended September 30, 1996 as compared to $426,689 for the quarter ended September 30, 1995. The increase was caused by the creation of the project development group, the expansion of the Company's technology operations and the staffing, legal, regulatory, accounting and other expenses that resulted from being a publicly traded company as of November 1995. Additionally, the Company incurred non-recurring operating expenses in connection with the curtailment of the merchandising activities for the "Hypernauts" project totaling approximately $70,000.

Other Income and Expenses. Interest income increased to $27,102 for the quarter ended September 30, 1996 compared to no interest income for the quarter ended September 30, 1995. The increase was due primarily to interest earned on proceeds from the Company's initial public offering which was completed in November 1995.

Liquidity and Capital Resources

The Company has funded its operations to date primarily through cash flows from operations, the initial public offering of Common Stock and Warrants completed in November 1995, which generated net proceeds of approximately $3.2 million, and from the proceeds received from exercises of stock warrants, which generated approximately $.3 million.

Cash used in operating activities was approximately $544,492 for the quarter ended September 30, 1996. The primary uses of cash were to fund an increase of $442,148 in accounts receivable and to fund the $214,469 net loss for the quarter. These uses of cash were partially offset by an increase in accounts payable.

Investments in capital equipment totaled approximately $409,033 for the quarter ended September 30, 1996. The use of cash was primarily for additions of computer and post production equipment for the expansion of the technology group, primarily for post production and animation activities.

On April 26, 1996, the Company entered into a definitive merger agreement with Videssence, Inc., a company that designs, manufactures and distributes media lighting products which incorporate the patented and trademarked SRGB light technology for the illumination of studios, stages and other production environments in the sound stage, media picture, theater and theme park industries. On August 5, 1996, the stockholders of the Company approved the proposed purchase of Videssence. Upon the satisfaction of certain closing conditions, which includes $2 million to be provided to Videssence for operating capital, Videssence will become a wholly owned subsidiary of the Company. Under the terms of the agreement, the Company will acquire all of the outstanding common stock of Videssence in exchange for a minimum of 522,000 shares of the Company's Common Stock, valued at $9.00 per share. The Videssence shareholders can earn up to an additional maximum of 788,000 shares of the Company's Common Stock upon Videssence achieving certain performance based criteria. For the quarter ended September 30, 1996, the Company used approximately $71,369 in deferred acquisition costs in support of the Videssence transaction. On April 26, 1996, the Company and Videssence entered into a promissory note in the amount of $250,000 bearing interest of 9% per annum in connection with the merger. Any unpaid principal (all of which is outstanding as of September 30, 1996) and accrued interest is payable on the closing date pursuant to the merger agreement or December 20, 1996, whichever is earlier. On June 10, 1996, the Company and Videssence entered into a second promissory note in the amount of $275,000 bearing interest at 9% per annum in connection with the aforementioned transaction. Any unpaid principal and accrued interest is payable on the closing date pursuant to the merger agreement or December 20, 1996, whichever is earlier. As of September 30, 1996, $ 450,000 had been advanced under this agreement. $100,000 was advanced during the quarter.

Pursuant to the terms of the merger transaction, and as a condition to closing, the Company intends to raise a minimum of $2 million which will be used for expansion and operating capital purposes at Videssence. On September 5, 1996, the Company and an investment banking firm, acting as placement agent, agreed to undertake a "Limited Public Offering," to be marketed over the Internet and IPONet, for the issuance by the Company of Class A Cumulative Convertible Preferred Stock. The Class A Preferred Stock will bear a Class A Preferred Stock dividend of 10% per annum and is expected to be offered at a price $9.00 per share. The holders of Class A Preferred Stock may convert their shares into common stock at a conversion ratio of 3:1. The offering has been structured on a basis of a minimum of $2 million and a maximum of $5 million. In the event the offering is not completed, it is possible that the Company may not recover the amounts loaned to Videssence under the terms of the promissory notes signed.

Management believes that its present cash position and overall liquidity will enable the Company to meet its operating commitments for the next twelve months. As of September 30, 1996, the Company's sources of liquidity included cash and cash equivalents totaling approximately $1.1 million. The Company had no debt outstanding as of September 30, 1996.

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

On August 15, 1996 the Company launched its Website for the "Babylon 5" Fan Club Website on the Internet's World Wide Web in response to the strong interest in the television series and the Company's successful formation of the Official Babylon Fan Club ("Fan Club") in April 1996. The Website provides 24 hour access to the fans of the television series and in the future it will provide marketing of licensed merchandise. The Website will also be linked to approximately 260 "Babylon 5" Internet sites that have been established by fans to discuss the series. Management believes this profit center will produce a solid merchandising outlet, strengthened by the Fan Club's promotional efforts, and that additional revenue streams may originate through advertising on the "Babylon 5" Website. This unique Website has been designed to provide demographic information of visitors/users of the Website to potential advertisers. There can be no assurances, however, that the Company will derive any significant revenues from sales of merchandise over its Website.

The Company continues to focus on prospective acquisitions in the technology and production services segment of the media and entertainment industry.

                           PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings

      None

ITEM 2.   Changes in Securities

     On September 30, 1996, the Board of Directors approved a new class of capital stock, Series A Convertible Preferred Stock. The total number of authorized shares of the Series A Convertible Convertible Preferred Stock is One Million Two Hundred Thousand. The Series A Convertible Preferred Stock cumulates dividends which are payable semi-annually in shares of Series A Convertible Preferred Stock, commencing on the date of issue in an amount per share equal to 10% per annum. No dividends on Common Stock may be paid until the dividends on the Series A Convertible Preferred Stock are paid in full. The Series A Convertible Preferred Stock also participates in any dividend declared on Common Stock such that for every share of Common Stock to which a share of Series A
Convertible Preferred Stock is convertible, the Series A Convertible Preferred Stock will receive an amount equal to 50% of the dividend payable on a share of Common Stock. The Series A Convertible Preferred Stock is convertible, in whole or in part, at the option of the holder at any time, unless previously redeemed, into shares of Common Stock, at a conversion ratio of three shares of Common Stock for one share of Series A Convertible Preferred Stock, subject to adjustment in certain circumstances. The Series A Convertible Preferred Stock has a liquidation preference of 9.00 per share prior to any liquidation payments to holders of Common Stock. In addition, after the shares of Common of Stock have received a liquidation payment of $9.00 per share, any liquidation proceeds remaining, if any, shall be shared ratably between the Common Stock and Series A Convertible Preferred Stock, as converted. The Series A Convertible Preferred Stock is redeemable by the Company at any time after proper notice is given, in whole or in part, at the option of the Company, for cash at a redemption price of $9.00 per share. Other than as required by law and as set forth in the Certificate of Designation, the Series A Convertible Preferred Stock and the Common Stock shall vote together, as one class, on all matters on which the holders of shares of Common Stock are entitled to vote. In such cases, shares of Series A Convertible Preferred Stock shall be entitled to such number of votes as the number of shares of Common Stock into which the Series A Convertible Preferred Stock is then entitled to convert. If dividends on the Series A Convertible Preferred Stock are in arrears for four semi-annual dividend periods, holders of the Series A Convertible Preferred Stock (voting as a single class) will have the right to elect two additional directors to serve on the Company's Board of Directors until such dividend arrearage is eliminated.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

     On August 5, 1996, the Company held a special meeting of the stockholders. At the meeting the stockholders approved the merger of a wholly-owned subsidiary of the Company with Videssence, Inc. such that, upon completion of the merger, Videssence, Inc. will become the wholly-owned subsidiary of the Company. The results of the vote are as follows: 2,352,500 shares were voted for the Merger and 800 shares voted against the Merger.

ITEM 6.   Exhibits and Reports on Form 8-K


(a)        Exhibits

          The following  exhiits are filed  herewith.  Exhibit  numbers refer to
          Item 601 of Regulation S-B.

          Exhibit 3.3    Certificate of Designation

(b)        Reports on Form 8K - None

                                    SIGNATURE



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NETTER DIGITAL ENTERTAINMENT, INC.
                                            Registrant


Dated: November 14,1996                     By: /s/Geoffrey Talbot
                                            __________________________________
                                               Geoffrey Talbot
                                               Acting Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                  Method of Filing

  3.3            Certificate of Designation       Filed herewith electronically