Form 10QSB
period 1996-12-31
NETTER DIGITAL ENTERTAINMENT INC
filed 1997-02-13
CIK 1001592

Form 10-QSB

                        SECURITIES AND EXCHANGE COMMISSION
                                  Washington D.C.

                Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the Quarterly Period Ended December 31, 1996     Commission File No. 0-26884


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

                                               YES      X        NO
                                                     -------         -------

As of February 13, 1997 the Registrant had 3,317,221 shares of its Common Stock, $.01 par value, issued and outstanding.

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     Incorporated herein is the following unaudited financial information:

          Consolidated Balance Sheet as of December 31, 1996

          Consolidated Statement of Operations for the three-month and six-month periods ended December 31, 1996 and December 31, 1995

          Consolidated Statements of Cash Flows for the six-month periods ended December 31, 1996 and December 31, 1995

                 NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                                                                  December 31,
                                                                      1996
                                                               -----------------
                                                                  (Unaudited)
Assets
--------
Current Assets:
   Cash and cash equivalents                                     $   1,089,890
   Accounts receivable                                                 405,679
   Notes receivable                                                    625,000
   Due from officer                                                    194,876
   Production costs, net                                               144,090
   Prepaid Expenses                                                     46,661
                                                               -----------------
      Total Current Assets                                           2,506,196

Equipment, net                                                         978,882

Deferred Acquisition Costs                                             424,987

Deferred Registration Costs                                            102,722

Deposits and Other Assets                                              199,266
                                                               -----------------
                                                                 $   4,212,053
                                                               =================
Liabilities and Stockholder's Equity
------------------------------------------
Current Liabilities:
   Accounts Payable                                              $     678,052
   Accrued Expenses                                                    160,181
                                                               -----------------
      Total Current Liabilities                                        838,233

Minority Interest                                                          500

Stockholder's Equity:
   Preferred stock, $.001 par value, 2,000,000 shares
     authorized; no shares issued and outstanding                           -
   Common stock, $.01 par value, 6,000,000 shares authorized;
     2,795,000 shares issued and outstanding                            27,950
   Additional paid-in capital                                        3,534,234
   Accumulated deficit                                                (188,864)
                                                               -----------------
       Total Stockholder's Equity                                    3,373,320
                                                               -----------------
                                                                 $   4,212,053
                                                               =================

<F1>
The accompanying notes are an integral part of the consolidated financial statements.

                  NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS

                                                  Three Months Ended Dec. 31,          Six Months Ended Dec. 31,
                                               ---------------------------------  -----------------------------------
                                                    1996               1995            1996               1995
                                               ---------------   ---------------  ----------------   ----------------
                                                 (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)
Revenues:
   Production                                   $   6,307,436     $   8,735,028   $   9,421,612      $ 13,727,318
                                               ---------------   ---------------  ----------------   ----------------
     Total Revenues                                 6,307,436         8,735,028       9,421,612        13,727,318
                                               ---------------   ---------------  ----------------   ----------------

Expenses:
   Production                                       5,645,634         8,441,611       8,489,350        12,960,683
   General and administrative                         519,592           410,693       1,031,623           837,382
                                               ---------------   ---------------  ----------------   ----------------
     Total Expenses                                 6,165,226         8,852,304       9,520,973        13,798,065
                                               ---------------   ---------------  ----------------   ----------------


Operating Income (Loss)                               142,210          (117,276)        (99,361)          (70,747)
                                               ---------------   ---------------  ----------------   ----------------

Other Income (Loss):
   Interest and other income                           30,127            19,010          57,229            17,386
                                               ---------------   ---------------  ----------------   ----------------
     Total Other Income (Expense)                      30,127            19,010          57,229            17,386
                                               ---------------   ---------------  ----------------   ----------------

Income/(Loss) before provision for
   income taxes and minority interst                  172,337           (98,266)        (42,132)          (53,361)

Provision for income taxes                                 -            (36,358)              -           (22,358)

Minority Interest                                          -                  -               -                 -
                                               ---------------   ---------------  ----------------   ----------------
Net Income (Loss)                              $      172,337    $      (61,908)  $     (42,132)     $    (31,003)
                                               ===============   ===============  ================   ================
Net Income (Loss) per
   common share                                $         0.06    $        (0.02)  $       (0.02)     $      (0.01)
                                               ===============   ===============  ================   ================
Weighted average number of
   common shares                                    2,795,000         2,720,000       2,795,000         2,720,000
                                               ===============   ===============  ================   ================

<F1>
The accompanying notes are an integral part of the consolidated financial statements.

             NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  Six Months Ended December 31,
                                                               ----------------------------------
                                                                     1996               1995
                                                               ----------------  ----------------
                                                                  (Unaudited)       (Unaudited)
Cash Flows from Operating Activities:
   Net (loss)                                                  $       (42,132)  $       (31,003)
                                                               ----------------  ----------------
Adjustments to reconcile net (loss) to net cash provided
   by operating activities:
     Depreciation                                                      115,679               250

Changes in operating assets and liabilities:
   (Increase)/decrease in accounts receivable                         (311,862)          268,497
   Decrease/(increase) in prepaid expenses                               7,746           (51,672)
   (Increase) in production costs                                      (78,881)                -
   (Increase) in deposits and other assets                            (115,748)          (30,319)
   Increase in accounts payable                                        468,437             3,861
   Increase/(decrease) in accrued expenses                              79,406           (42,023)
   (Decrease) in deferred revenue                                           -           (255,288)
                                                               ----------------  ----------------
                                                                       164,777          (106,694)
                                                               ----------------  ----------------
   Net cash provided by (used in) operating activities                 122,645          (137,697)
                                                               ----------------  ----------------
Cash Flows from Investing Activities:
   Capital expenditures                                               (525,568)           (1,243)
                                                               ----------------  ----------------
   Net cash (used in) investing activities                            (525,568)           (1,243)
                                                               ----------------  ----------------
Cash Flows from Financing Activities:
   (Increase) in deferred acquisition costs                           (311,591)                -
   (Increase) in notes receivable                                     (275,000)                -
   (Increase) in due from officer                                            -           (18,909)
   (Increase)/decrease in deferred registration costs                 (102,722)           60,363
   Increase in additional paid in capital                                  903                 -
   Proceeds from public offering                                             -         3,259,326
   Increase in minority interest                                             -               500
   Repayment of note payable - line of credit                                -          (110,000)
                                                               ----------------  ----------------
     Net cash (used in) provided by financing activities              (688,410)        3,191,280
                                                               ----------------  ----------------
Net (decrease)/increase in cash                                     (1,091,333)        3,052,340
Cash, beginning of period                                            2,181,223           338,231
                                                               ----------------  ----------------
Cash, end of period                                             $    1,089,890    $    3,390,571
                                                               ================  ================

<F1>
Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $           -      $       2,386
   Cash paid for income taxes                                   $           -      $          -
<F2>
The accompanying notes are an integral part of the consolidated financial statements.

NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 1996 included in the Form 10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1996, and the results of operations and cash flows for the three and six month periods ended December 31, 1996, and 1995 have been included.

The results of operations for the three and six month periods ended December 31, 1996, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended June 30, 1996.

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

MERGER AGREEMENT WITH VIDESSENCE, INC.

On April 26, 1996, the Company entered into a definitive merger agreement with Videssence, Inc., a company that designs, manufactures and distributes media lighting products which incorporate the patented and trademarked SRGB light technology for the illumination of studios, stages and other production environments in the sound stage, media picture, theater and theme park industries. On August 5, 1996, the stockholders of the Company approved the proposed merger with Videssence which closed on January 10, 1997. The Company acquired all of the outstanding common stock of Videssence in exchange 522,221 shares of the Company's Common Stock, valued at $9.00 per share. The Videssence shareholders can earn up to an additional maximum of 788,000 shares of the Company's Common Stock upon Videssence achieving certain performance based criteria over the next five years.

Prior to December 31, 1996, the Company made $625,000 of advances to Videssence, Inc. which were evidenced by written promissory notes bearing interest at 9% per annum; $175,000 was advanced during the second quarter. The unpaid principal and accrued interest will be eliminated in consolidation when the Company begins accounting for Videssence as a wholly owned subsidiary.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
of	Operations

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS ADDRESSED IN THIS ITEM 2 CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM
THOSE ANTICIPATED BY THE COMPANY'S MANAGEMENT.

General
----------
The Company's operations have primarily been as a provider of production services to distributors such as Warner Bros. and The Walt Disney Company and to networks such as ABC and NBC. It has been the Company's practice to utilize external sources to provide 100% of its production funding while retaining back-end producer's profit participation. Employing this strategy, the Company minimizes the risk of production by generating production fees to cover all production expenses. This approach has limited the Company's ongoing revenue participation, however, as the distributor or network retains a significant portion of the rights to the main and ancillary markets in return for assuming the risk of production. Revenues are recognized when earned which is typically upon receipt. Costs associated with these revenues are recognized on the same basis. These revenues are primarily dependent on the number of projects being produced by the Company and the agreements relating to such projects. Accordingly, year to year comparisons of production revenues from these sources are not necessarily indicative of future revenues.

To increase production margins, the Company has invested in additional in-house post production and computer graphics/animation facilities that were implemented in the third and fourth quarters of fiscal 1996 and the first quarter of fiscal 1997. These leading-edge production technologies are used intensively to create the visual effects for "Babylon 5" and the Company's other production activities enabling it to generate more special effects per season than previously possible. By investing in cost-effective technologies, the Company has been able to effectively eliminate the need for contracting out to third party vendors, thus allowing it to realize higher margins on its services. With these expanded facilities now in place, the Company is positioned to offer its technology services to outside companies, thus creating a potential new revenue stream.

The Company retained the merchandising rights for the Hypernauts Production of 13 episodes, which were sold to the ABC Network and aired in Spring, 1996. Pursuant to the Hypernauts agreement with the ABC Network, the Company established a merchandising licensing division which included a master toy license with a major toy manufacturer. The merchandising of "Hypernauts" was suspended when the production was not renewed for the 1996 Fall television season. The merchandising division overhead was eliminated in the first quarter of fiscal 1997. The production and merchandising of "Hypernauts" will only be reinstated if and when the Company is successful in finding an alternative distributor to finance the production.

On April 26, 1996, the Company entered into a definitive merger agreement with Videssence, Inc., a company that designs, manufactures and distributes media lighting products which incorporate the patented and trademarked SRGB light technology for the illumination of studios, stages and other production environments in the sound stage, media picture, theater and theme park industries. On August 5, 1996, the stockholders of the Company approved the proposed merger with Videssence which closed on January 10, 1997. Videssence became a wholly owned subsidiary of the Company. The Company acquired all of the outstanding common stock of Videssence in exchange for 522,221 shares of the Company's Common Stock, valued at $9.00 per share. The Videssence shareholders can earn up to an additional maximum of 788,000 shares of the Company's Common Stock upon Videssence achieving certain performance based criteria over the next five years.

Results of Operations
---------------------
NET REVENUES. Net Revenues decreased 31% to $9.42 million for the six months ended December 31, 1996 as compared to $13.73 million in net revenues for the six months ended December 31, 1995. The decrease in net revenues for the six month period of $4.31 million primarily resulted from two factors. First, the production of the fourth season of "Babylon 5" started on August 26, 1996 compared to July 31, 1995 for the third season, causing revenues to be down approximately $2 million over the six months. Second, additional revenue was generated in the previous year with the production of the children's series, "Hypernauts", which was not renewed for the Fall 96-97 season. For the three month period ended December 31, 1996, net revenues were down 28% to $6.31 million as compared to net revenues of $8.74 million for the three month period ended December 31, 1995, primarily due to the "Hypernauts" nonrenewal. The difference in the "Babylon 5" start date primarily affected the first quarter, as revenues for this production remained consistent in the second quarters of both periods. This decrease in revenue from "Babylon 5" will be recouped over the remainder of the current fiscal year as the total number of episodes to be produced is the same in both years.

GROSS MARGIN. The Company's gross margin for the six months ended December 31, 1996 was $932,262, or 9.9 % of net revenues, compared with $766,635 or 5.6% for the six months ended December 31, 1995. For the three month period ended December 31, 1996, the company's gross margin was $661,802 or 10.5% of net revenues, compared with $293,417 or 3.4% of net revenues for the three month period ended December 31, 1995. Although revenues declined compared to last year, the Company has been able to attain not only higher margins but higher gross profits in terms of absolute dollars. This has been achieved through the aforementioned expansion of the post production and graphics/animation facilities which have allowed the company to eliminate the need for outside production services. Additionally, through the integration of technology at its facilities, the Company is able to achieve top quality productions while realizing higher profit margins.

GENERAL AND ADMINISTRATIVE EXPENSES. General and Administrative expenses increased 23% to $1,031,623 for the six months ended December 31, 1996 as compared to $837,382 for the six months ended December 31, 1995. The increase was caused by the creation of the project development group, the expansion of the Company's technology operations, and the staffing, legal, regulatory, accounting and other expenses that resulted from being a publicly traded company as of November 1995. Additionally, the Company incurred operating expenses during the first quarter in connection with the curtailment of the merchandising activities for the "Hypernauts" project totaling approximately $70,000.

OTHER INCOME AND EXPENSES. Interest income increased to $57,062 for the six months ended December 31, 1996 compared to $18,769 for the six months ended December 31, 1995. The increase was due primarily to interest earned on proceeds from the Company's initial public offering which was completed in November 1995 and from interest earned on advances made to Videssence.

Liquidity and Capital Resources
--------------------------------------
The Company has funded its operations to date primarily through cash flows from operations, through the initial public offering of Common Stock and Warrants completed in November 1995 which generated net proceeds of approximately $3.2 million, and from the proceeds received from exercises of stock warrants, which have generated approximately $300,000.

Cash provided by operating activities was approximately $122,645 for the six months ended December 31, 1996. The primary source of cash was net income, as adjusted for depreciation, as well as a disproportional increase in accounts payable and accrued expenses over accounts receivable, production costs, and deposits and other assets.

Investments in capital equipment totaled approximately $525,568 for the six months ended December 31, 1996. The use of cash was primarily for additions of computer graphics and post production equipment for the expansion of the technology group, primarily for post production and 3D animation activities.
For the quarter ended December 31, 1996, the Company used approximately $239,952 in deferred acquisition costs in support of the Videssence transaction.

Management believes that its present cash position and overall liquidity will enable the Company to meet its operating commitments for the next twelve months. As of December 31, 1996, the Company's sources of liquidity included cash and cash equivalents totaling approximately $1.1 million. The Company had no debt outstanding as of December 31, 1996.

The Company's sources of working capital are principally derived from contract production receipts from a major studio for the production of "Babylon 5".
These monies are received by the Company in installments spread over the year for the production of "Babylon 5" or another project. The Company has in the past been able to secure production financing from a major studio or distributor for all of its projects in production. While the Company believes that similar financing arrangements can be made for future productions, there can be no assurance the Company will be successful in obtaining such production financing. In that event, its working capital will be reduced accordingly. Moreover, as the Company continues to develop new forms of high technology production activities and projects for new entertainment and multimedia ancillary markets, it may elect to make additional commitments for these new projects and to cover the resulting increased overhead with these endeavors. These financial commitments may create additional risk for the Company as to whether it will recover the costs of investment and generate a profit.

In October 1996, the Company commenced a "limited public offering" of Class A Cumulative Convertible Preferred Stock to be marketed over the Internet and IPONet. This offering, managed by an investment banking firm acting as placement agent, was intended to raise a minimum of $2 million and a maximum of $5 million to be used for expansion and for working capital for Videssence's operations. However, as of February 10, 1997, the offering had achieved only $200,000 in subscriptions and the Company is now considering whether to extend or terminate the offering. In either event, the Company intends to identify and pursue alternative sources of financing deemed necessary to pursue the Company's plans to grow its business through expansion of Videssence's operations and through new acquisitions.


PART  II.     OTHER INFORMATION

Item 5.  Other Information

On August 15, 1996 the Company, in association with J. Michael Straczynski, launched its Website for the "Babylon 5" Fan Club on the Internet's World Wide Web in response to the strong interest in the television series and the Company's successful formation of the Official Babylon 5 Fan Club ("Fan Club") in April 1996. The Website provides 24 hour access to the fans of the television series and in the future it will provide marketing of Fan Club merchandise along with "Babylon 5" licensed merchandise. The Website will also be linked to approximately 300 "Babylon 5" Internet sites that have been established by fans to discuss the series. Management believes this profit center will produce a solid merchandising outlet, strengthened by the Fan Club's promotional efforts, and that additional revenue streams may originate through offering advertising on the "Babylon 5" Website. This unique Website has been designed to provide demographic information of visitors/users of the Website to potential advertisers. There can be no assurances, however, that the Company will derive any significant revenues from sales of merchandise over its Website.

Item 6.  Exhibits and Reports on Form 8-K


(a.)     Exhibits

         Exhibit                 Description
         -------                 ------------------------
           27                    Financial Data Schedule

(b.)     Reports on Form 8K

              Following the quarter ended December 31, 1996, the Company filed a Current Report on Form 8-K dated January 10, 1997, reporting its acquisition of Videssence, Inc. At the time of such filing, the financial statements of Videssence, Inc. were not yet available; accordingly, the Company will timely file an Amendment to this Current Report on Form 8-K including the required financial statements and pro forma financial information.

                                 SIGNATURE



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NETTER DIGITAL ENTERTAINMENT, INC.
                                              Registrant


Dated: February 13,1997                       By: /s/Geoffrey Talbot
                                              ----------------------------------
                                              Acting Chief Financial Officer