Form 10KSB/A
period 1996-06-30
NETTER DIGITAL ENTERTAINMENT INC
filed 1997-02-28
CIK 1001592

Form 10-KSB/A

                    SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.


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


    Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of Each Exchange
Title of Each Class                                     Which Registered
-------------------                                     ----------------

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

                     YES      X        NO ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the most recent fiscal year were $23,655,054.



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

As of September 27, 1996, the Registrant had 2,795,000 shares of its Common Stock, $.01 par value, issued and outstanding.


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



                                             NETTER DIGITAL ENTERTAINMENT, INC.
                                             Registrant



Dated: February 28, 1997                     By: /s/ Thomas Jorgenson
                                                ---------------------
                                                Thomas Jorgenson
                                                Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behoalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                        DATE
---------                         -----                        ----

/s/ Douglas Netter                Chairman of the Board of     February 28, 1997
------------------                Directors, Chief Executive
Douglas Netter                    Officer, and President

/s/ John Copeland                 Executive Vice President     February 28, 1997
-----------------                 and Secretary
John Copeland

/s/ Thomas L. Jorgenson           Chief Operating Officer      February 28, 1997
-----------------------
Thomas L. Jorgenson

/s/ George Johnsen                Senior Vice President, Post  February 28, 1997
------------------                Production and Technology
George Johnsen

/s/ Geoffrey Talbot               Director                     February 28, 1997
-------------------
Geoffrey Talbot

/s/ Rowland Perkins               Director                     February 28, 1997
-------------------
Rowland Perkins

/s/ Kate Netter Forte             Director                     February 28, 1997
---------------------
Kate Netter Forte

/s/ Leonard Silverman             Director                     February 28, 1997
---------------------
Leonard Silverman