Form 10QSB
period 1997-03-31
NETTER DIGITAL ENTERTAINMENT INC
filed 1997-05-06
CIK 1001592

Form 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.


(X         Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934



For the Quarterly Period Ended March 31, 1997        Commission File No. 0-26884


                     NETTER DIGITAL ENTERTAINMENT, INC.
            (exact name of registrant as specified in charter)

	         Delaware                                        95-3392054
      (State or other                                  (I.R.S. Employer
jurisdiction of incorporation)                        Identification No.)


                      611 North Brand Blvd., 3rd Floor
                        Glendale, California  91203
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

                         YES      X        NO ___


As of April 30, 1997 the Registrant had 3,317,221 shares of its Common Stock, $.01 par value, issued and outstanding.

            NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                                  FORM 10-Q
                                March 31, 1997
                                    INDEX


PART I.	FINANCIAL INFORMATION
                                                                    	PAGE
Item 1.	Financial Statements (Unaudited)	                           NUMBER
                                                                    ------

   Consolidated Balance Sheet as of March 31, 1997	                    3

   Consolidated Statement of Operations for the three-months
   ended March 31, 1997 and March 31, 1996 and the nine-months
   ended March 31, 1997 and March 31, 1996	                            4

   Consolidated Statements of Cash Flows for the nine-months
   ended March 31, 1997 and 1996	                                      5

   Notes to Consolidated Financial Statements	                       6-7


Item 2.	Management's Discussion and Analysis of Financial
         Condition and Results of Operations	                      7-10

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	         11

Item 6.	Exhibits and Reports on Form 8-K	                            11

Signatures		                                                         12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

            NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                                                                 March 31,
                                                                   1997
                                                               ------------
                                                                (unaudited)
                             ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $ 1,297,506
   Accounts receivable, net of allowances of $52,430               688,327
   Due from officer                                                194,876
   Inventory                                                       958,107
   Production costs, net                                           245,884
   Prepaid expenses                                                107,508
   Deferred tax benefit                                             32,299
                                                               ------------
     TOTAL CURRENT ASSETS                                        3,524,507

EQUIPMENT, net                                                   1,305,393

GOODWILL                                                         2,052,870

DEPOSITS AND OTHER ASSETS                                          175,173
                                                               ------------
                                                               $ 7,057,943
                                                               ============
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $ 1,371,429
   Accrued expenses                                                449,602
   Sales taxes payable                                              55,832
   Current portion of long-term debt                               186,609
                                                               ------------
     TOTAL CURENT LIABILITIES                                    2,063,472

LONG-TERM DEBT                                                     162,874
                                                               ------------
     TOTAL LIABILITIES                                           2,226,346

MINORITY INTEREST                                                      500

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.001 par value, 2,000,000 shares
     authorized; 47,145 shares issued and outstanding              258,011
   Common stock, $0.01 par value, 6,000,000 shares
     authorized; 3,317,221 shares issued and outstanding            33,172
   Additional paid-in capital                                    4,641,343
   Accumulated deficit                                            (101,429)
                                                               ------------
     TOTAL STOCKHOLDERS' EQUITY                                  4,831,097
                                                               ------------
                                                               $ 7,057,943
                                                               ============

<F1>
The accompanying notes are an integral part of the consolidated financial statements.

             NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS

                                                        Three Months ended Mar. 31,     Nine Months Ended Mar. 31,
                                                       -----------------------------  -----------------------------
                                                            1997           1996            1997           1996
                                                       -------------- --------------  -------------- --------------
                                                        (unaudited)    (unaudited)     (unaudited)    (unaudited)

REVENUES:
   Production                                           $  7,648,370   $  7,932,226    $ 17,069,982   $ 21,659,544
   Merchandising                                                  -         350,000              -         350,000
                                                       -------------- --------------  -------------- --------------
     TOTAL REVENUES                                        7,648,370      8,282,226      17,069,982     22,009,544

EXPENSES:
   Production                                              6,272,887      7,818,507      14,762,238     21,100,813
   General and administrative                              1,243,428        446,487       2,275,051        923,271
   Amortization of goodwill                                   17,251             -           17,251             -
                                                       -------------- --------------  -------------- --------------
     TOTAL EXPENSES                                        7,533,566      8,264,994      17,054,540     22,024,084
                                                       -------------- --------------  -------------- --------------
OPERATING INCOME (LOSS)                                      114,804         17,232          15,442        (14,540)

OTHER INCOME (EXPENSE):
   Interest income                                            14,209         27,362          71,271         46,131
   Interest (expense)                                        (38,641)          (944)        (38,641)       (10,780)
   Other income                                                4,133         14,095           4,301         15,098
                                                       -------------- --------------  -------------- --------------
     TOTAL OTHER INCOME (EXPENSE)                            (20,299)        40,513          36,931         50,449
                                                       -------------- --------------  -------------- --------------
INCOME BEFORE PROVISION FOR INCOME TAXES                      94,505         57,745          52,373         35,909

PROVISION FOR INCOME TAXES                                        -          19,633              -          28,800
                                                       -------------- --------------  -------------- --------------
NET INCOME                                              $     94,505   $     38,112    $     52,373   $      7,109
                                                       ============== ==============  ============== ==============
Cumulative preferred stock dividend                            7,072             -            7,072             -
                                                       -------------- --------------  -------------- --------------
Net income to common shareholders                       $     87,433   $     38,112    $     45,301   $      7,109
                                                       ============== ==============  ============== ==============
Net income per common share                             $       0.03   $       0.01    $       0.02   $         -
                                                       ============== ==============  ============== ==============
Weighted average common shares outstanding                 2,969,074      2,795,000       2,969,074      2,795,000
                                                       ============== ==============  ============== ==============

<F1>
The accompanying notes are an integral part of the consolidated financial statements.

            NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  Nine Months Ended March 31,
                                                                 -----------------------------
                                                                      1997           1996
                                                                 -------------- --------------
                                                                  (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $     52,373   $      7,109
                                                                 -------------- --------------
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                        155,540             -
   Goodwill                                                             17,251             -

Changes in operating assets and liabilities:
   (Increase) in accounts receivable                                  (192,997)      (238,674)
   (Increase)/decrease in prepaid expenses                             (17,750)           932
   (Increase) in inventory                                             (31,025)            -
   (Increase) in production costs                                     (180,675)       (26,008)
   (Increase) in deposits and other assets                             (56,655)        (8,929)
   Increase in accounts payable                                        386,031        351,424
   Increase/(decrease) in accrued expenses                              29,908        (74,377)
   (Decrease) in sales tax payable                                     (43,652)            -
   (Decrease) in deferred revenue                                           -         (84,038)
                                                                 -------------- --------------
                                                                        65,976        (79,670)
                                                                 -------------- --------------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 118,349        (72,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                               (626,286)      (228,309)
   Advances to subsidiary prior to acquisition                        (275,000)            -
   Net cash used in acquisition (net of previously deferred
     acquisition costs of $113,396 and cash acquired)                 (352,527)            -
                                                                 -------------- --------------
   NET CASH (USED IN) INVESTING ACTIVITIES                          (1,253,813)      (228,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in deferred registration costs                                  -          60,363
   (Decrease) in long-term debt                                            (95)            -
   Increase in additional paid-in capital                                  903             -
   Proceeds from public offering                                            -       3,543,798
   Proceeds from sale of preferred stock                               250,939             -
   Increase in minority interest                                            -             500
   Repayment of note payable - line of credit                               -        (110,000)
                                                                 -------------- --------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                           251,747      3,494,661
                                                                 -------------- --------------
     NET (DECREASE)/INCREASE IN CASH                                  (883,717)     3,193,791
Cash, beginning of period                                            2,181,223        338,231
                                                                 -------------- --------------
Cash, end of period                                               $  1,297,506   $  3,532,022
                                                                 ============== ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                                         $     36,664   $     10,780
   Cash paid for income taxes                                     $         -    $     28,800
   Preferred stock dividend                                       $      7,072   $         -

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1997, and the results of operations and cash flows for the three and nine month periods ended March 31, 1997, and 1996 have been included.

The results of operations for the three and nine month periods ended March 31, 1997, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended June 30, 1996.

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

MERGER AGREEMENT WITH VIDESSENCE, INC.

On January 10, 1997, the Company completed its previously announced acquisition of Videssence, Incorporated ("Videssence") through the merger of Videssence into NDEI. This transaction was completed pursuant to an Agreement and Plan of Merger (the "Plan") dated April 26, 1996 between Videssence and NDEI which was approved by NDEI's shareholders at a Special Meeting held on August 5, 1996. This merger was accounted for as a purchase. Under the Plan, NDEI acquired all of the outstanding common stock of Videssence in exchange for 522,221 shares of NDEI's Common Stock, valued at $9.00 per share. The Videssence shareholders can earn up to an additional maximum of 788,000 shares of the Company's Common Stock upon Videssence achieving certain performance based criteria over the next five years. Acquisition costs amounted to $479,910. As a result of the merger, Videssence shareholders have become shareholders of NDEI and Videssence is a wholly-owned subsidiary of NDEI. For the purpose of these statements, the effective date of the merger is January 1, 1997.

The following table summarizes the acquisition:

   Purchase price, including acquisition costs	              $ 1,592,241
   Net fair value of liabilities assumed	                       (477,880)
                                                            -------------
   Cost in excess of net book value of assets acquired	      $ 2,070,121
                                                            =============

As of December 31, 1996, the Company had $625,000 of outstanding advances to and $23,400 of outstanding interest receivable from Videssence, Inc. which were evidenced by written promissory notes bearing interest at 9% per annum. The unpaid principal and accrued interest receivable has been eliminated in consolidation. The following schedule combines the pro-forma results of operations of the Company and Videssence, Inc. as if the acquisition had occurred on January 1, 1996 and includes such adjustments which are directly attributable to the acquisitions. It should not be considered indicative of the results that would have been achieved had the acquisition not occurred or the results that would have been obtained had the acquisition actually occurred on January 1, 1996.

                                 	Three months ended    	Nine months ended
	                                   March 31, 1996	       March 31, 1996
                                  ------------------     -----------------
Net sales	                           $ 9,434,173           $ 23,161,491
Net income	                            $ 134,286              $ 103,283
Net income per share	                     $ 0.05	                $ 0.03
Shares used in computation	            2,969,074	             2,969,074


Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of 	Operations

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

General
-------

Historically, the Company has operated primarily as a provider of production services to distributors such as Warner Bros. and The Walt Disney Company and to networks such as ABC and NBC. Through its wholly owned subsidiary, Videssence, the Company now also designs, manufactures and distributes lighting products in the television, video, motion picture, theater and theme park industries.

In its production related activities, it has been the Company's practice to arrange for the distributor or network to provide production funding, while retaining a back-end producer's profit participation. Employing this strategy, the Company reduces the risk of production by generating production fees to cover all production expenses. This approach has limited the Company's ongoing revenue participation, however, as the distributor or network retains a significant portion of the rights to the main and ancillary markets in return for assuming the risk of production. Revenues are recognized when earned, which is typically upon receipt. Costs associated with these revenues are recognized on the same basis. These revenues are primarily dependent on the number of projects being produced by the Company and the agreements relating to such projects. Accordingly, year to year comparisons of production revenues from these sources are not necessarily indicative of future revenues.

To increase production margins, the Company has invested in additional in-house post production and computer graphics/animation facilities that were implemented in the third and fourth quarters of fiscal 1996 and the first quarter of fiscal 1997. These leading-edge production technologies are used intensively to create the visual effects for "Babylon 5" and the Company's other production activities enabling it to generate more special effects per season than previously possible. By investing in cost-effective technologies, the Company has been able to significantly reduce the need for contracting out to third party vendors, thus allowing it to realize higher margins on its services. With these expanded facilities now in place, the Company is positioned to offer its technology services to outside companies, thus creating a potential new revenue stream. Of course, there can be no assurance that such new revenues will be achieved by the Company.

The Company retained the merchandising rights for the Hypernauts Production of 13 episodes, which were sold to the ABC Network and aired in Spring, 1996. Pursuant to the Hypernauts agreement with the ABC Network, the Company established a merchandising licensing division which included a master toy license with a major toy manufacturer. The merchandising of "Hypernauts" was suspended when the production was not renewed for the 1996 Fall television season. The merchandising division overhead was eliminated in the first quarter of fiscal 1997. The production and merchandising of "Hypernauts" will only be reinstated if and when the Company is successful in finding an alternative distributor to finance the production. The Company is not currently engaged in any discussions with any alternative distributor.

Videssence designs, manufactures and distributes lighting products, which incorporate Videssence patented SRGBtm light technology, for the illumination of studios, stages and production environments in the television, video, motion picture, theater and theme park industries. Videssence's high-speed fluorescent lighting products emit energy-efficient, low-heat light that is up to 90% more efficient than traditional incandescent lighting. Videssence currently utilizes a combination of direct marketing with trade promotions and advertising to reach its customer base. Videssence employs newsletters, direct mail, trade show appearances, a website domain on the Internet, and traditional display advertising to promote its products. Videssence believes that by combining these means with its own full time dedicated regional sales managers, and a network of established third party dealers it can adequately service its markets. To date, Videssence sales have been primarily to television studio and video production operations. The Company is currently in the process of developing products for entry into the film production markets. Of course, there can be no assurance that the Company will successfully enter these markets.

Results of Operations
---------------------

Net Revenues. Net Revenues decreased 22% to $17.1 million for the nine months ended March 31, 1997, as compared to $22.0 million in net revenues for the nine months ended March 31, 1996. Although the acquisition of Videssence contributed a new source of revenues in the third quarter, specifically $1.2 million for the quarter, net revenues were down for the nine month period primarily due to two factors. First, the production of the fourth season of "Babylon 5" started on August 26, 1996 compared to July 31, 1995 for the third season, causing revenues to decrease approximately $2 million for the nine months ended March 31, 1997. Second, additional revenue was generated in the previous fiscal year with the production of the children's series, "Hypernauts", which was not renewed for the Fall 1996-97 season. For the three month period ended March 31, 1997, net revenues were down 8% to $7.65 million, as compared to net revenues of $8.28 million for the three month period ended March 31, 1996, primarily due to the "Hypernauts" nonrenewal.
The difference in the "Babylon 5" start date primarily affected the first quarter, as revenues for this production remained consistent in the third quarters of both periods. The decrease in revenue from "Babylon 5" will be recouped in the fourth quarter as the total number of episodes to be produced is the same in both years.

Gross Margin. The Company's gross profit for the nine months ended March 31, 1997 was $2,307,744, or 13.5% of net revenues, compared with $908,731, or 4.1%
for the nine months ended March 31, 1996. For the three month period ended March 31, 1997, the company's gross profit was $1,375,483, or 18.0% of net revenues, compared with $463,719, or 5.6% of net revenues, for the three month period ended March 31, 1996. Although revenues declined compared to last year, the Company has been able to attain not only higher margins but higher gross profits in terms of absolute dollars. This has occurred for two reasons. First, the aforementioned expansion of the post production and graphics/animation facilities has allowed the company to significantly reduce the need for outside production services. Thus, through the integration of technology at its facilities, the Company is able to achieve top quality productions while realizing higher gross margins. Second, gross margins have been boosted through the merger of Videssence, Inc. which is involved in a higher gross margin business.

General and Administrative Expenses. General and administrative expenses increased 146% to $2,275,051, or 13.3% of net revenues, for the nine months ended March 31, 1997 as compared to $923,271, or 4.2% of net revenues, for the nine months ended March 31, 1996. This increase was caused by the creation of the project development group, the expansion of the Company's technology operations, and the staffing, legal, regulatory, accounting and other expenses that resulted from being a publicly traded company as of November 1995. In addition, the inclusion of Videssence's operations for the first time accounted for a significant portion of these expenses, specifically $762,601. The Company also incurred operating expenses during the first quarter in connection with the curtailment of the merchandising activities for the "Hypernauts" project totaling approximately $70,000.

Other Income and Expenses. Interest income increased to $71,271 for the nine months ended March 31, 1997 compared to $46,131 for the nine months ended March 31, 1996. The increase was due primarily to interest earned on proceeds from the Company's initial public offering which was completed in November 1995 and from interest earned on advances made to Videssence prior to the closing of the acquisition.
                                 Page 9 of 13

Provision for Income Taxes. The Company is reporting $52,373 of net income for the nine month period ending March 31, 1997. At normal statutory tax rates, this would require a tax provision of approximately $21,000. As the company currently possesses net operating loss carryforwards in excess of this amount, and as the Company has chosen in the past not to capitalize these tax benefits, no provision is currently necessary.

Liquidity and Capital Resources
-------------------------------

In addition to distributor and network funding of production activities described in "General" above, the Company has funded its operations to date primarily through cash flows from operations, through the initial public offering of Common Stock and Warrants completed in November 1995 which generated net proceeds of approximately $3.2 million, and from the proceeds received from exercises of stock warrants, which have generated approximately $300,000.

In October 1996, the Company commenced a "limited public offering" of Class A Cumulative Convertible Preferred Stock marketed over the Internet and IPONet. This offering, managed by an investment banking firm acting as placement agent, was intended to raise a minimum of $2 million and a maximum of $5 million to be used for expansion and for working capital for Videssence's operations. The offering was later amended to eliminate the $2 million minimum. On February 28, 1997, the Company closed the offering with gross proceeds of $424,300.

Cash provided by operating activities was approximately $118,349 for the nine months ended March 31, 1997. The primary source of operational cash was net income, as adjusted for depreciation and amortization.

Investments in capital equipment totaled approximately $626,286 for the nine months ended March 31, 1997, primarily for additions of computer graphics and post production equipment for the expansion of the technology group, primarily for post production and 3D animation activities.

Management believes that its present cash position and overall liquidity will enable the Company to meet its operating commitments for the next twelve months. As of March 31, 1997, the Company's sources of liquidity included cash and cash equivalents totaling approximately $1.3 million. The Company has $349,483 of outstanding debt as of March 31, 1997, all of which was assumed as part of the closing of the merger with Videssence.

The Company's sources of working capital for its current production activities are principally derived from contract production receipts from a major studio for the production of "Babylon 5." These monies are received by the Company in installments spread over the year for the production of "Babylon 5." The Company currently has funding commitments for "Babylon 5" through the end of season four which ends in July 1997. Discussions are currently underway for a possible fifth season of "Babylon 5" and/or a spin-off series. However, there can be no assurance that "Babylon 5" or a spin-off will be renewed for additional seasons which could adversely affect the Company's working capital. The Company, however, does have funding commitments for two "Babylon 5" made for television movies scheduled for delivery in October 1997.

The Company also has several other projects in development. In the past, the Company has been able to secure production financing from a major studio or distributor for all of its projects that go into production. While the Company believes that similar financing arrangements can be made for future productions, there can be no assurance the Company will be successful in obtaining such production financing. In that event, its working capital will be reduced accordingly. Moreover, as the Company continues to develop new forms of high technology production activities and projects for new entertainment and multimedia ancillary markets, it may elect to make additional commitments for these new projects and to cover the resulting increased overhead for these endeavors. These financial commitments may create additional risk for the Company as to whether it will recover the costs of investment and generate a profit.

Videssence has traditionally relied on cash flow from operations and the financing of accounts receivable for its working capital needs. The Company is seeking a source of additional working capital for the contemplated growth of the Videssence operations. Although the Company is currently in discussions with various financial institutions for this purpose, there can be no assurance that the Company will obtain such additional working capital; in this case, the Company's expansion plans and growth could be adversely affected.


PART  II.     OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company's 1996 Annual Meeting of Shareholders was held on March 21, 1997. In order to allow adequate time for holders of the Company's Series A Preferred Stock to cast their votes in the election of directors, the portion of the Meeting which called for the voting of the Company's Stockholders for the election of directors was adjourned to the close of business on April 3, 1997. At the Meeting, the following individuals were elected to serve as directors until the next annual meeting of shareholders and until their respective successors are elected and qualified: Douglas Netter, John Copeland, Rowland Perkins, Kate Netter Forte, Leonard Silverman and Paul Costa. There were no other matters voted on at the Meeting. The vote on the election of directors was as follows:

DIRECTORS                           	FOR	          WITHHELD
---------                        -----------      -----------
Douglas Netter	                   3,220,489	        12,400
John Copeland	                    3,223,089         	9,800
Rowland Perkins	                  3,223,089	         9,800
Kate Netter Forte	                3,220,489        	12,400
Leonard Silverman	                3,223,089	         9,800
Paul Costa	                       3,223,089	         9,800

Item 6.	Exhibits and Reports on Form 8-K


(a.)	Exhibits

    	Exhibit	          Description
     -------           -----------
	       27 	           Financial Data Schedule

(b.)	Reports on Form 8-K

       	Following the filing of a Current Report on Form 8-K dated January 10, 1997 which reported the Company's acquisition of Videssence, Inc., the Company filed a Current Report on Form 8-K/A on March 24, 1997. This report contained the audited financial statements of Videssence, Inc. and all pro forma financial information which were not originally available during the initial filing.

                                    SIGNATURE



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 	            NETTER DIGITAL ENTERTAINMENT, INC.
	                                             Registrant


Dated: April 30,1997
                           	                  By: /s/Thomas Jorgenson
                                              -----------------------
                                              Thomas Jorgenson
                                              Chief Operating Officer


                                              By: /s/Chad Kalebic
                                              -----------------------
                                              Chad Kalebic
                                              Corporate Controller