Form 10-K
period 1997-06-30
NETTER DIGITAL ENTERTAINMENT INC
filed 1997-09-29
CIK 1001592

SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                FORM 10-KSB

              (X)	Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 1997	           		Commission File No. 0-26884



                        NETTER DIGITAL ENTERTAINMENT, INC.
               (Exact name of Small Business Issuer in its Charter)


             	Delaware	                                     95-3392054
    (State or other jurisdiction        	 (I.R.S. Employer Identification No.)
       of incorporation)


                           5125 Lankershim Boulevard
                        North Hollywood, California  91601
                      (Address of principal executive office)

           Registrant's telephone number, including area code: 818-753-1990



            Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                                    	Name of Each Exchange
-------------------                                    	Which Registered
                                                        ----------------
Common Stock, $.01 Par Value	                                NASDAQ
Common Stock Purchase Warrants	                              NASDAQ

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

                            YES     X         NO ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K-SB or any amendment to this Form 10-KSB. [X]

    The Registrant's revenues for the most recent fiscal year were $25,711,878.


The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the closing price of the Common Stock on the NASDAQ Automated Quotation System on September 25, 1997 was $4,211,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates.

As of September 25, 1997, there were 3,338,950 shares of common stock outstanding.


                        DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction E(3) to this form, the information required by Items 9, 10, 11 and 12 of Part III hereof is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on November 14, 1997.


Transitional Small Business Disclosure Format:
Yes___________   No____X______


                                    PART I.

ITEM 1.	       	BUSINESS

Introduction

Netter Digital Entertainment, Inc. (the "Company") is engaged in three primary business activities:

1. ENTERTAINMENT PRODUCTION. The Company is engaged in the acquisition, development and production of television series, made-for-television movies, documentaries, theatrical motion pictures, theme park attractions and multimedia products (collectively and individually referred to as the "Productions" or "Projects"). The Company specializes in combining live action film production with computer graphics and other digital imaging in the creation of dramatic series, documentaries, and children's programming, utilizing state-of-the-art entertainment production technology. The Company's general practice has been to sell or license its Productions under a production contract with a major entertainment studio or distributor who is responsible for the production costs of the Production. Since its November 1995 initial public offering, the Company has increased the number of Projects it has in development for sale to the major studios and distributors. The Company's unique, vertically integrated digital production process which closely links live-action film production with computer graphics production and digital post-production, is well suited to attract state-of-the-art creative projects that can be produced efficiently while being digitally pre-purposed for various multimedia software platforms.

2. COMPUTER ANIMATION AND VISUAL EFFECTS PRODUCTION SERVICES. As an outgrowth of its traditional core business of developing and producing media Productions, the Company has recently entered the business of providing digital media production services to outside clients. In support of its own Productions, the Company has developed significant expertise in computer graphics production, digital post-production and various other digital imaging techniques. The quality and popularity of the Company's productions has created industry-wide recognition of its creative and technical skills in these areas. The Company believes that an active market exists for projects requiring creative, high quality, cost effective digital graphics and effects. In order to more fully exploit its strengths in these areas, the Company formed the Netter Digital Technologies division in the fourth quarter of fiscal 1997 to market computer graphics and digital post-production services to outside clients.

3. VIDESSENCE (tm) LIGHTING PRODUCTS. The Company's Videssence subsidiary manufactures and distributes media lighting products which incorporate its patented SRGB(tm) lighting technology. These products are used for the illumination of studios, stages and other production environments in the sound stage, motion picture, theater and theme park industries as well as in the video conferencing, distant learning, and pre-press digital photography markets. The Company's high-tech fluorescent lights consume significantly less electricity than traditional incandescent production lighting products. Additionally, they generate light without the higher level of heat that traditional incandescent production lighting products generate. As a result, they are much more comfortable for the talent working under them. The Company markets its lighting products in the USA and internationally through a network of distributors, dealers, and direct sales staff.

                                   1
Background

The Company commenced operations as a television production company in 1979 doing business as Rattlesnake Productions, Inc. ("RPI"). In September 1995, the Company was reincorporated under the laws of the State of Delaware and changed its name to Netter Digital Entertainment, Inc. The Company's first production was the network mini-series "Louis L'Amour's The Sacketts." The Company has produced thirteen productions, most recently, the award winning primetime television series "Babylon 5". Throughout this period, the Company has employed leading edge digital production techniques, such as three dimensional computer graphics, digitally created virtual sets, surround stereo audio mixing, and digital editing of both picture and sound. The Company's production methodology employs simple desktop computer platforms that are relatively inexpensive and easily upgradable which creates substantial efficiencies, allowing projects to be produced at lower costs.

The Company has demonstrated it can develop and deliver Projects at production costs and quality levels consistent with market requirements. Historically, it has contained operating overhead by supplementing its permanent staff with free-lance production staff as required for each Production. Further, over the past year, the Company has expanded its in-house capacities with broader based in-house computer graphics, animation and post production capabilities. These expanded in-house facilities, combined with the Company's internally developed production methodology and techniques, has yielded particularly competitive production costs in its recent Projects.

The Company completed its initial public offering of securities in November 1995. The Company's Common Stock and Stock Purchase Warrants are listed on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") and are traded in the NASDAQ Small Cap Market under the symbol "NETT" and "NETTW," respectively.

In January 1997, the Company branched into manufacturing with its acquisition of Videssence, Inc. ("Videssence"), a designer, manufacturer, and distributor of lighting products which incorporate its patented SRGB(tm) light technology for the illumination of studios, stages and other production environments in the sound stage, motion picture, theater and theme park industries. Videssence was founded in 1989 and initially marketed products to the television studio market. These products proved to be a viable alternative to traditional incandescent lights which generate an abundance of "heat" for the relatively low amount of usable light which they produce. Today, Videssence's lighting fixtures are installed in over 400 studios throughout the world, covering forty countries, including CNN, CBS, NBC ABC, and the BBC.

The Videssence acquisition was accomplished through the merger of Videssence into a wholly-owned subsidiary of the Company in exchange for the Company's issuance of 522,221 shares of its Common Stock to the Videssence shareholders. These former Videssence shareholders may also receive up to an additional maximum of 788,000 shares upon Videssence's achieving certain performance-based criteria over the next five years. As a result of this transaction, Videssence became a wholly-owned subsidiary of the Company.

RELEASED PROJECTS
Title                 Principal Cast Members        Programming           Air Date
-----                 ----------------------        -----------           --------
Babylon 5             Bruce Boxleitner, Claudia     Television Series *   1993-
                      Christian**                                         Present

Hypernauts            Glenn Herman, Heidi Lucas,    Children's Television   1996
                      Marc Daniel                   Series

The Gathering         Michael O'Hare, Mira Furlan   TV Movie/Pilot for      1993
                                                    "Babylon 5" series
Siringo               Brad Johnsen, Chad Lowe,      Television Movie        1995
                      Crystal Bernard

The Wild West         Jack Lemmon, James Coburn,    Documentary Series      1993

Captain Power and     Tim Dunigan, Peter MacNeill,  Television Movie        1989
the Soldiers of the   Jessica Steen
Future; The Legend
Begins

Captain Power and     Tim Dunigan, Peter MacNeill,  Children's Series       1987-1998
the Soldiers of       Jessica Steen
the Future

Five Mile Creek       Louise Caire Clark,           Cable Television        1983-1986
                      Rod Mullinar                  Series

Louis L'Amour's       Cindy Pickett, Mary Larkin,   Network Pilot           1982
Cherokee Trail        Timothy Scott

Wild Times            Sam Elliot, Ben Johnson,      Television              1980
                      Bruce Boxleitner              Mini-Series

Roughnecks            Ana Alicia, Vera Miles,       Television              1980
                      Cathy Lee Crosby, Steve       Min-Series
                      Forrest, Harry Morgan

The Buffalo Soldiers  Stan Shaw, Richard Lawson,    Network Pilot           1979
                      John Beck, Hilly Hicks

Louis L'Amour's       San Elliot, Tom Selleck,      Network Mini-Series     1979
The Sacketts          Glenn Ford, Ben Johnson

<F1>
*	Four seasons of 22 one hour episodes were produced, one season per year, in
  1993 through 1996.  A fifth season of 22 one hour episodes is currently in production for delivery in the 1997-1998 television season.  In addition, the
  Company is currently producing two made for television movies for Turner
  NetworkTelevision which will air in 1998.
<F2>
**	Claudia Christian will not return for the fifth season.  She will be replaced by Tracy Scoggins.

Business Strategy

The Company's strategy has been to develop and produce high quality leading edge programming which is financed 100% by the major entertainment studios, networks and television distributors, with the Company avoiding the financial risk of funding its Projects. Because the Company receives the full cost of the production, its profit potential is usually limited to production margins, producer fees and a share of the distributors' net profits, if any. The key elements of the Company's strategic growth plan are:

1. Entertainment Production. The Company's increased in-house post production and graphics/animation capacity has helped to streamline its production times and increase its ability to handle more projects. This division's strategic plan is to achieve a capacity to concurrently produce three major television or feature film projects. These would be either joint venture productions in conjunction with a major studio or distributor, or will be the Company's own Productions. Discussions along these lines are on-going and will come to fruition if and when projects that meet the Company's criteria for profitability and success are successfully developed and placed. The Company has also established an objective to retain greater equity participation in the projects it produces. The retention of ancillary exploitation rights such as merchandising, and the licensing of individual multimedia markets or entertainment platforms such as the Internet, are areas of particular interest to the Company.

2. Computer Animation and Visual Effects Production Services. From experience gained in producing its own projects, especially "Babylon 5," the Company has developed significant expertise in computer graphics, digital post-production and various other digital imaging techniques and has gained growing recognition throughout the entertainment industry for producing highly creative visual effects while maintaining tight budgetary control. The Company believes that an active market exists for projects that require creative, high quality digital graphics and effects produced in a cost effective manner and thus created
Netter Digital Technologies. Since this is a new business segment for the Company, the initial projects taken in have been select in scope and include different segments of the market. During this phase, the Company has provided visual effects and post-production work in the feature film, industrial/corporate video, and television commercial segments. Now, having established a level of confidence and proven ability to deliver to outside customers, the Company is currently bidding on numerous outside projects on a larger scale, including feature films, mini-series and commercials. While the Company believes that it will be able to attract larger scale projects, no assurance can be made that the Company's bids will be accepted.

3. Videssence Lighting Products. Videssence's strategic growth plan is to use its SRGB(tm) technology and its new association with the Company to create new products for entry into new market segments that it feels will provide significant growth potential. The Company's recent product development efforts have been focused primarily on creating a new line of products for production applications that utilize film rather than video cameras and on creating a line of portable and kit oriented products to be marketed to the location and portable studio markets for both film and video camera production applications. In regards to general lighting, film and video media are formulated differently and require specific lighting calibrations. The Company believes that a large market exists in film lighting applications and that the same product advantages that prompted a wide acceptance in video camera production applications will also be successful in film production applications.

ENTERTAINMENT PRODUCTION

CURRENT PRODUCTION. Since 1993, the Company, through its 51%-owned subsidiary, Babylonian Productions, Inc., has been producing the award winning television series, "Babylon 5," in association with its creator, J. Michael Stracyznski, for Warner Bros. Prime Time Entertainment Network ("PTEN"). The Company is currently producing the fifth season of 22 one-hour episodes which are scheduled for completion in May 1998. At that time, the "Babylon 5" series will consist of 110 original one-hour episodes. While traditionally seen in syndication, the fifth season of "Babylon 5" will premiere on Turner Network Television ("TNT") in January 1998. In addition, work has commenced on two all new "Babylon 5" made for television movies which will bookend the presentation of the first four seasons of the show when TNT begins airing these re-runs in January 1998, making TNT the exclusive "home" of the "Babylon 5" franchise.

The Company was recently honored with the 1997 Hugo Award for Best Dramatic Presentation for an episode of its series. This marks the second consecutive year that the series has won science fiction's highest honor, an accomplishment that had not been achieved in 30 years.

DEVELOPMENT. The development of new material or properties for television, film and new multimedia productions is essential to the Company's future growth. Typically, the Company either acquires an option to purchase, or creates or co-creates its own, concept, outline, treatment, script, or literary rights
(a "Property") on which it will base a television series or movie. When acquiring existing Properties by option, the Company will usually pay a nominal fee for a six-month or longer option against a more substantial price if the Company exercises the option and purchases the Property. Such options enable the Company to develop and secure a production commitment before actually acquiring the property. Terms of the options vary significantly and are dependent upon the credibility of and prior success of the writer/owner of the Property, the revenues the Company estimates can be received from exploitation of the Property and the estimated cost of further development and production. Certain agreements may provide for additional payments to writers upon the sale, production, or distribution of a Project and may also provide for participation in revenues or profits from these Projects.

On a continuing basis, the Company has numerous projects in various stages of development. The Company allocates a significant portion of the time and energy of its staff to search for potentially viable material and for the development of concepts, treatments and screenplays. As of June 30, 1997, approximately $295,000 had been spent or committed by the Company in connection with the development of Projects that are currently active. Although a number of projects which the Company develops are subsequently abandoned, the Company believes that these expenditures are necessary if the Company is to develop suitable Projects which have a chance of achieving commercial success. It is not the practice of the Company, however, to expend substantial sums on a per project basis, unless it believes that there is a strong likelihood of a financing, production and/or distribution commitment from third parties.

The following are some of the projects in development (however, no assurance can be given that development will be completed, production will be funded or any resulting products will be successfully marketed):

     Babylon 5:The Crusade: The Company is in active discussions with major studios and distributors to produce this original, spin-off to its current "Babylon 5" series.

     Flying Tigers: The Company is working with National Geographic to produce a documentary on these legendary airman from World War II.

     RailRunners: The Company has entered into a joint venture with Harmony Gold U.S.A., Inc., to develop this action adventure series about a group of renegade freedom fighters who live on a far off planet where steam is the primary energy force.

     Guardians: The Company is in active discussions with a major cable network to produce this dramatic science fiction series about a young man who reluctantly inherits the family business which has been a cover for a group of well-intentioned aliens.

     Earthlight: The Company is in active discussions with a major station group to produce this dramatic science fiction series that takes place in the not too distant future about a group of men and women who make up a NATO air support outfit set on a geostationary platform 20 miles above the Earth.

FINANCING. Traditionally, the Company's practice has been to fund production costs for particular Projects through production contracts with studios, networks and distributors who cover 100% of the production funding. The Company has been able to secure such production financing to date, and intends to continue this general practice for financing its projects in the foreseeable future. However, for certain future Projects, the Company's strategic objective is to retain equity participation including, for example, the retention of ancillary exploitation rights such as merchandising. While this strategy may require additional overhead and equity investment by the Company, it would provide a greater upside with successful projects through equity participation. These projects will be considered by management on a case by case basis.

COMPETITION. The Company's entertainment production activities are subject to intense competition. The Company's competitors include major entertainment studios, television and cable networks and numerous independent production companies, many of which have significantly greater experience and financial resources than the Company. All of these studios and production companies compete for available literary properties, writers and other creative talent, production financing, and distribution. In recent years, an increase in the international market and the number of both production companies and television and motion picture products has intensified this competition.

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

COMPUTER ANIMATION AND VISUAL EFFECTS PRODUCTION SERVICES

CURRENT OUTSIDE CLIENT PRODUCTIONS. The Company, under the name Netter Digital Technologies, began to solicit work for its digital media production services business in the fourth quarter of fiscal 1997. As the mechanism for orchestrating the integration of outside service work with the Company's own current in-house productions was new, the Company started with a small number of jobs in different segments of the market. During this phase, the Company has provided visual effects and post-production work in the feature film, industrial/corporate video, and television commercial segments. The Company is currently engaged in bidding on numerous outside projects including feature films, mini-series, and commercials.

GROWTH STRATEGY. Through its work on "Babylon 5," the Company has pioneered many aspects of visual effects creation utilizing desktop computers. The Company's strategy is to combine its technical expertise with the cost efficiencies resulting from its production methodology,to enter what the Company believes is an active market for projects requiring creative, high quality digital graphics and effects produced in a cost effective manner. Further, the Company is one of the few companies which offer the ability to perform visual effects and post-production work under the same roof.

In July 1997, the Company moved into a new state-of-the-art facility in North Hollywood, a center of the entertainment and communications media industry. Within this facility, the Company designed an infrastructure that would allow the animation, compositing and post-production division to be on the cutting edge of network and rendering technology. As the entertainment industry continues to advance through technology, the Company hopes to be at the forefront of the service providers.

The Company now offers a multitude of services such as: digital visual effects, 3D modeling and animation, compositing, matte painting, roto, online editing, offline editing, art direction, and on-set supervision. These services run on multiple hardware platforms and utilize many different software programs such as: Alias, Discreet Logic, SoftImage, Lightwave 3D, Illusion, After Effects, Electric Image, and Matador Paint. The Company employs these platforms on numerous hardware platforms including SGI, Windows NT, and Macintosh computers. All of these different platforms give the Company the luxury of flexibility that most other facilities do not enjoy.

COMPETITION. The Production Services business faces significant competition from numerous independent visual effects and post-production houses. The entertainment industry, especially in Southern California, is filled with companies, large and small, which offer these services. With the advancements of technology, the costs of the computer systems used to create special effects, along with the associated software, have fallen dramatically opening up the market to many smaller shops. As the Company expands in this market, it will face competition from larger entities with greater experience and financial resources such as Industrial Light and Magic, Digital Domain and Digital Magic.

VIDESSENCE LIGHTING PRODUCTS

CURRENT PRODUCTS. Videssence has successfully manufactured and marketed a broad line of lighting products utilizing its patented SRGB(tm) lighting technology since 1989. This patented technology has stabilized the fluorescent light source to render it effective for media production lighting. The company's high-tech fluorescent lights consume far less energy and generate light with a lower level of heat than incandescent lights. Historically the company's products have been marketed to customers with production applications that utilize video cameras. The company's Studio 2000 product line has generated the majority of the company's sales to date and was designed primarily for television studio news rooms. To date, the products have been installed in over 400 news studios around the world including CNN, ABC World News Tonight With Peter Jennings, CBS and affiliates, NBC and affiliates, the BBC, China Central Television (CCTV) and numerous other prominent news broadcasters. The company's products have also been introduced into the video conference/distant learning market and the digital photography market.

PRODUCT DEVELOPMENT. The company's recent product development efforts have been focused primarily on creating a new line of products for production applications that utilize film rather than video cameras and on creating a line of portable and kit oriented products to be marketed to the location and portable studio markets for both film and video camera production applications. To that end, the company has incorporated into its new products a new line of custom fluorescent lamps and ballasts compatible to film cameras. The company believes that a large market exists in film lighting applications and that the same product advantages that prompted a wide acceptance in video camera production applications will also be successful in film production applications. The company has recently expanded its product line to include the first focusing fluorescent lighting product. This technology is currently being incorporated into a new line of television studio lighting fixtures and will also be made available as an add on accessory to certain of the company's existing Studio 2000 products.

MANUFACTURING AND SUPPLIES. The principal materials used by Videssence in the manufacture of its products are metal work, electronic components and fluorescent lamps, most of which (other than as described below) are readily available from alternative suppliers. Videssence purchases specific electronic components and tri-chrome fluorescent lamps from the largest lighting companies, including General Electric, Philips and Siemens. Videssence produces certain electronic components for use in its products (including high speed ballasts) and requires advanced integrated circuit components to produce such electronic components. These items are available but sometimes require long lead times for delivery. While in the past Videssence has been able to obtain an adequate supply of such circuit components on a timely basis, there can be no assurance that the company will not experience delays or problems in the future in procuring needed materials.

MARKETING. Videssence markets its products in the USA and internationally through a network of dealers, distributors and direct sales staff. The company utilizes direct marketing with trade promotions, advertising, attendance at recognized industry trade shows and a detailed internet web site to reach its customer base and support its sales/distribution network.

COMPETITION. The media production lighting business is highly competitive. Videssence competes with manufacturers of traditional incandescent lighting products as well as other manufactures of fluorescent lighting products. To the extent the end user selects high speed fluorescence as the lighting method, the company has four primary competitors: Strand, Kinoflo, Balcar and LightTech. Strand, Balcar and LightTech are manufacturing product (or will) using technology licensed from Videssence, although these companies have not generated significant revenues for Videssence. The company will meet new competitors as it releases its new film and portable/kit products. Some of these competitors are significantly larger than the company and have significantly greater capital and management resources. As such, there can be no assurance that Videssence will be successful in marketing its new products.

EMPLOYEES

At June 30, 1997, the Company employed 21 persons full-time in its principal executive offices and post-production/animation facilities. Of such persons, four are officers. The balance are production, clerical and administrative personnel. The Company is currently staffed to handle its current workload and a specific amount of incoming outside production services business. The Company anticipates increasing its technology, computer graphics animation and post production facilities as well as its staffing requirements in the upcoming fiscal year as new projects are undertaken. The Company is continuing to review its staffing requirements and additions or reductions in staff may be made if appropriate in the opinion of management.

When the Company is in production, as many as 120 people may be engaged by the Company at its production studio for periods of nine months or longer. The Company has granted, and will grant, to actors, directors, screenwriters, and other important creative and financial elements, rights to participate in the net profits or gross revenues of particular projects. Similar participation is required pursuant to the terms of certain collective bargaining agreements.

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

At June 30, 1997, Videssence employed 21 persons full-time at its principal executive offices, manufacturing/distribution facility, and satellite sales offices in Pennsylvania and Illinois. Of such persons, two are officers, 5 are engaged in sales and sales support, 6 were engaged in manufacturing and the remainder were engaged in management, engineering or administration. Videssence believes its relations with its employees are satisfactory.

ITEM 2.	   	REAL PROPERTY

The Company leased its principal executive offices and post-production and animation facilities on a month to month basis in both North Hollywood and Glendale, California through June 1997. At that time, the Company entered into a seven year lease for new offices covering approximately 22,000 square feet located at 5125 Lankershim Blvd., North Hollywood, California 91601. The annual minimum rent for this facility is $277,000 and the Company has an option to extend the lease for two additional five year terms. The Company leases approximately 80,000 square feet of studio facilities located at 8615 Tamarack Avenue, Sun Valley, California 91352 on an annual basis under two leases which expire in June 1998. The aggregate annual minimum rent for these facilities is $385,000, and one of the two leases for the studio facilities, representing approximately 20,000 square feet, has three options to renew for one year each. The Company also leases space for Videssence's manufacturing facilities, warehousing, and administrative offices which are located at 189 Airport Blvd., Burlingame, California 94010 under a noncancellable operating lease requiring annual rent of $56,000 which expires in November 1997. Rent expense for the year ended June 30, 1997 was approximately $509,000.

ITEM 3.   		LEGAL PROCEEDINGS

In the normal course of business, the Company is from time to time party to various actions which in the aggregate are not believed by management to be material to its financial condition


ITEM 4.	   	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                PART II

ITEM 5.	   	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in the NASDAQ Small Cap Market under the symbol "NETT" since November 20, 1995. In addition, warrants to purchase up to 494,500 of the Company's Common Stock are listed on the NASDAQ Small Cap Market under the symbol "NETTW." The terms of the warrants provide the holder the right to purchase any time prior to November 21, 1997 one share of Common Stock at a price of $6.50. The Company's Common Stock is also traded on the Pacific Exchange.


The following table sets forth the high and low bid price per share of the Common Stock as reported by NASDAQ for each quarter within the last two fiscal years.

              Quarter Ended          High bid      Low bid
              -------------          --------      -------

              December 31, 1995        $5.00         $4.38
              March 31, 1996          $12.00         $4.25
              June 30, 1996            $8.38         $4.50
              September 30, 1996       $5.38         $3.50
              December 31, 1996        $4.00         $1.75
              March 31, 1997           $4.38         $2.50
              June 30, 1997            $4.44         $3.50

On September 25, 1997, the closing prices of the Common Stock as reported by NASDAQ were $2.75 bid and $3.00 ask. On such date there were 30 holders of record of the Common Stock. The number of shareholders does not take into account shareholders for whom shares are being held in the name of brokerage firms or clearing agencies.

The Company has never paid any dividends on the Common Stock. The Company intends to retain earnings and capital for use in its business, and no cash dividends are expected to be paid on the Common Stock in the foreseeable future.

On February 28, 1997, the Company completed an offering of 47,145 shares of its Series A Cumulative, Convertible Preferred Stock ("Series A Preferred Stock") at a price of $9.00 per share in a limited public offering pursuant to Regulation CE promulgated under the Securities Act of 1933, as amended. Gross proceeds received by the Company in the offering totaled $424,305. W.J. Gallagher & Company, Inc. acted as the placement agent in the offering and, as compensation for its services, received a placement fee equal to $42,430. In addition, Gallagher received a non-accountable allowance in the amount of $12,729 as well as warrants to purchase 4,715 shares of Series A Preferred Stock at an exercise price of $10.80 per share. Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, into three paid and nonassessable shares of Common Stock. The Series A Preferred Stock is redeemable, in whole or in part, at the option of the Company, for a cash redemption price of $9.00 per share.

ITEM 6.    	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

General

Historically, the Company's primary operations have been to develop and produce media entertainment Projects under agreements with studios, networks and distributors who fund 100% of production costs of the Project. Employing this strategy, the Company avoids the financial risk of funding such production costs, but limits its ongoing revenue participation since the studio, network or distributor retains a significant portion of the rights to the main and ancillary markets for the Projects. Under these arrangements, revenues are recognized when earned (typically upon receipt) and associated costs are recognized when incurred.

These revenues are primarily dependent on the number of Projects being produced by the Company and the agreement relating to such Projects. Accordingly, year to year comparisons of production revenues from these sources are not necessarily indicative of future revenues. For example, the Company's children's series, "Hypernauts", which contributed $4.2 million to the Company's revenues in fiscal 1996, was not renewed by ABC for the Fall 1996-1997 season, resulting in a loss of these revenues in fiscal 1997. Also, during fiscal 1997 and fiscal 1996, the Company derived approximately 99% and 83%, respectively, of its entertainment production revenues from Warner Bros. for the "Babylon 5" television series which, in July 1997, was extended for a fifth season of production through approximately May 1998. As discussed above in "PART I.
ITEM 1. BUSINESS," the Company's business strategy is to expand its entertainment production business and to broaden its business base through Videssence's manufacture and sale of lighting products and through the Company's marketing of its computer animation and visual effects production services to outside clients. Of course, there can be no assurance that this strategy will be successful, and, if the "Babylon 5" series is not renewed after a fifth season or replaced by a series generating comparable revenues, the Company's financial condition and operations could be materially adversely affected.

Results of Operations

Net Revenues. Net revenues increased to approximately $25.7 million for the fiscal year ended June 30, 1997, an increase of 8%, as compared to approximately $23.7 million for the fiscal year ended June 30, 1996. This increase resulted from the January 1997 acquisition of Videssence, which contributed approximately $2.4 million in revenues from sales of its lighting products. Revenues from entertainment production activities remained flat at approximately $23.3 million, as increased revenues from the production of "Babylon 5" and revenues from the beginning of production on the two "Babylon 5" television movies in fiscal 1997 replaced revenues lost when the Company's "Hypernauts" live action series was not renewed by ABC. However, the Company had $350,000 in licensing revenues from "Hypernauts" in fiscal 1996, which revenues ended when this series was not renewed.

Gross Margin. The Company's gross profit for fiscal 1997 was approximately $3.3 million, or 12.8% of net revenues, as compared to approximately $1.2 million, or 4.9% of net revenues, for fiscal 1996. This increase resulted from two factors:
(1) the gross profit from the Company's entertainment production business increased to approximately $2 million (approximately 8.7% of revenues from entertainment production activities) in fiscal 1997, up from approximately $815,000 (approximately 3.5% of revenues from entertainment production) in fiscal 1996, primarily because the Company brought in-house certain of its post-production and graphics/animation work, significantly reducing its need for outside production services and (2) sales of the Videssence lighting products generated gross profit of approximately $1.25 million (approximately 52% of revenues from sales of such products) from January 1, 1997 through June 30, 1997.

General and Administrative Expenses. General and administrative expenses increased to approximately $3.1 million, or approximately 12% of the Company's net revenues, as compared to approximately $1.5 million (approximately 6.4% of revenues) in fiscal 1996. The increase was primarily attributable to the expansion of staffing in the executive, development, and administration departments, and to the addition of Videssence's operations which added approximately $1.1 million to expenses. To a lesser degree, the increased legal, regulatory, accounting and other expenses resulting from being a publicly traded company during all of fiscal 1997, as opposed to only eight months of fiscal 1996, contributed to this increase.

Other Income and Expenses. Interest income decreased to approximately $83,000 for fiscal 1997, as compared to approximately $98,000 for fiscal 1996, as proceeds from the Company's November 1995 initial public offering were drawn from short term investments and used for expansion of its in-house post-production and graphics/animation facilities. Interest expense increased to approximately $59,000 in fiscal 1997, from approximately $11,000 in fiscal 1996, due to the acquisition of Videssence which had more long term debt.

Liquidity and Capital Resources

The Company has funded its operations to date primarily through cash flows from operations, the initial public offering of Common Stock and Warrants completed in November 1995, which generated net proceeds of approximately $3.2 million and, with respect to production costs for particular entertainment Projects, through production contracts with studios, networks and distributors who cover 100% of the production funding. Such production funds are received by the Company during the production stage of a Project. To date, the Company has been able to secure production financing from a major studio, network or distributor for all its Projects. While the Company believes that similar financing arrangements can be made for future productions, there can be no assurance that the Company will be successful in obtaining such production financing. In that event, the Company would have to secure alternative sources for financing Projects. Moreover, as the Company continues to develop new forms of high technology production activities and projects for new entertainment ancillary markets, it may elect to make additional commitments for these new projects and to cover the resulting increased overhead with these endeavors. These potential, new financial commitments, if pursued, could create additional risk for the Company as to whether it will recover the costs of its investment and generate a profit.

During fiscal 1997 and fiscal 1996, the Company derived approximately 99% and 83%, respectively, of its entertainment production revenues from its agreements with Warner Bros. relating to the production of the "Babylon 5" series. In July 1997, Warner Bros. exercised it option to extend this agreement for a fifth season of production through approximately May 1998. If the "Babylon 5" series is not renewed through an additional agreement extension after the fifth season and the Company is unable to replace the series with one generating comparable revenues, the Company's financial condition and operations could be materially adversely affected.

Cash provided in operating activities was approximately $1.45 million for the fiscal year ended June 30, 1997. The biggest providers of cash were a disproportionate increase in accounts payable to cover accounts receivable from Warner Bros. for the production of the television show and movies along with pre-billings (deferred revenue) for services provided by Netter Digital Entertainment for the movies. The remainder came from operations and non-cash expenses such as depreciation and amortization.

Cash used for capital equipment investment was approximately $647,000 for fiscal 1997. The use of cash was primarily for additions of computer and post production equipment to bring post-production and graphics/animation facilities in-house. Although not a current cash item, the Company also entered into leases for approximately $203,000 during fiscal 1997.

The Company incurred approximately $496,000 of transaction expenses in completing its January 1997 acquisition of Videssence. As of December 31, 1996, the Company had $625,000 of outstanding advances to and $23,400 of outstanding interest receivable from Videssence, Inc. which were evidenced by written promissory notes bearing interest at 9% per annum. The unpaid principal and accrued interest receivable has been eliminated in consolidation. Since January 1, 1997, the Company has advanced approximately $970,000 of additional working capital to its Videssence subsidiary.

In February 1997, the Company completed its offering of Class A Cumulative Convertible Preferred Stock, which resulted in 47,145 shares of such Preferred Stock being issued for gross proceeds of approximately $424,000.

Effective July 1997, the Company's subsidiary Videssence obtained a $750,000 line of credit with a bank, guaranteed by the Company, which required monthly payments of interest on outstanding principal amounts at 2% above the bank's reference rate. The loan documents also require the Company to comply with certain restrictive covenants, including maintaining a minimum working capital and specific financial ratios. As of September 25, 1997, the Company owes an outstanding principal amount of $482,000 on such line, which was borrowed to repay monies advanced by the Company's factor in conjunction with terminating the Company's factoring agreement.

Management believes that its present cash position and overall liquidity will enable the Company to meet its operating commitments for the next twelve months. As of September 25, 1997, the Company's sources of liquidity included cash and cash equivalents totaling approximately $1 million, of which approximately $350,000 is contractually committed to fund specific Projects. The Company assumed approximately $231,000 of Videssence debt in connection with its acquisition of Videssence, approximately $152,000 of which debt was repaid in July 1997.

ITEM 7.   		FINANCIAL STATEMENTS

            NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               Page
                                                               ----
INDEPENDENT AUDITORS' REPORT						                             	F-2

CONSOLIDATED BALANCE SHEET - June 30, 1997				                		F-3

CONSOLIDATED STATEMENTS OF OPERATIONS-
for the years ended June 30, 1997 and 1996						               	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -
for years ended June 30, 1997 and 1996							                  	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS -
for years ended June 30, 1997 and 1996								                  F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS			          	F-7 to F-18













                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
  Netter Digital Entertainment, Inc.
  and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Netter Digital Entertainment, Inc. and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netter Digital Entertainment Inc. and Subsidiaries as of June 30, 1997 and the results of its operations and its cash flows for the years ended June 30, 1997 and 1996 in conformity with generally accepted accounting principles.



                                             /S/ Feldman Radin & Co., P.C.
                                             ------------------------------
                                             Certified Public Accountants

New York, New York
August 15, 1997






        NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                          JUNE 30, 1997

                             ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $2,574,522
   Accounts receivable, net of allowance of $52,000               866,073
   Inventories                                                    990,055
   Due from officer                                               155,897
   Production costs                                               294,719
   Other                                                          118,113
                                                               ----------
      TOTAL CURRENT ASSETS                                      4,999,379

EQUIPMENT, net                                                  1,446,268

GOODWILL, net                                                   2,042,746

DEPOSITS AND OTHER ASSETS                                         294,848
                                                               ----------
   TOTAL ASSETS                                                $8,783,241
                                                               ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and production fee advances                $2,411,637
   Accrued expenses                                               365,425
   Deferred revenue                                               530,851
   Current portion of long-term debt                              140,688
   Current portion of capital lease obligations                    79,455
                                                               ----------
      TOTAL CURRENT LIABILITIES                                 3,528,056
                                                               ----------

LONG-TERM DEBT                                                     90,740

CAPITAL LEASE OBLIGATIONS                                         148,847

MINORITY INTEREST                                                     500
                                                               ----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 2,000,000 shares
     authorized; 48,740 shares issued and outstanding             276,293
   Common stock, $.01 par value, 6,000,000 shares
     authorized; 3,327,221 shares issued and outstanding           33,272
   Additional paid in capital                                   4,676,243
   Retained earnings                                               29,290
                                                               ----------
      TOTAL STOCKHOLDERS' EQUITY                                5,015,098
                                                               ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $8,783,241
                                                               ==========

 The accompanying notes are an integral part of the financial statements.
                                   F-3


         NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         Years ended June 30,
                                                     --------------------------
                                                         1997          1996
                                                     ------------  ------------

REVENUES:
   Production                                        $23,300,891   $23,305,054
   Sales                                               2,410,987           -
   Licensing                                                 -         350,000
                                                     ------------  ------------
     TOTAL REVENUES                                   25,711,878    23,655,054

EXPENSES:
   Production                                         21,258,498    22,489,608
   Cost of goods sold                                  1,155,937           -
   General and administrative                          3,097,249     1,524,864
   Amortization of goodwill                               43,463           -
                                                     ------------  ------------
     TOTAL EXPENSES                                   25,555,147    24,014,472
                                                     ------------  ------------

OPERATING INCOME (LOSS)                                  156,731      (359,418)

OTHER INCOME (EXPENSE):
   Interest income                                        83,414        98,262
   Interest (expense)                                    (59,054)      (10,786)
   Other income                                           33,285        15,098
                                                     ------------  ------------
TOTAL OTHER INCOME                                        57,645       102,574
                                                     ------------  ------------
INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES                                          214,376      (256,844)

PROVISION FOR INCOME TAXES                                24,000           -
                                                     ------------  ------------
NET INCOME (LOSS)                                       $190,376     $(256,844)

CUMULATIVE PREFERRED STOCK DIVIDEND                       14,354           -
                                                     ------------  ------------
NET INCOME TO COMMON SHAREHOLDERS                       $176,022     $(256,844)
                                                     ============  ============
NET INCOME (LOSS) PER COMMON SHARE                         $0.06        $(0.11)
                                                     ============  ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES               3,056,944     2,404,356
                                                     ============  ============



    The accompanying notes are an integral part of the financial statements.
                                   F-4

            NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                           Retained
                                               Preferred Stock           Common Stock      Additional   Earnings         Total
                                           ----------------------- -----------------------
                                            Number of               Number of                Paid in   (Accumulated  Stockholders'
                                              Shares       Amount     Shares       Amount    Capital     Deficit)        Equity
                                           ----------- ----------- ----------- ----------- ----------- ------------   ------------

Balance, July 1, 1995                               0          $0   1,860,000     $18,600      $2,920     $110,112       $131,632

   Sale of common stock
      in public offering                            0           0     860,000       8,600   3,231,161            0      3,239,761
   Exercise of warrants                             0           0      75,000         750     299,250            0        300,000
   Net loss                                         0           0           0           0           0     (256,844)      (256,844)
                                           ----------- ----------- ----------- ----------- ----------- ------------   ------------

Balance, June 30, 1996                              0           0   2,795,000      27,950   3,533,331     (146,732)     3,414,549

   Stock issued in connection with acquisition      0           0     522,221       5,222   1,107,109            0      1,112,331
   Stock issued in connection with settlement       0           0      10,000         100      35,803            0         35,903
   Sale of preferred stock                     47,145     261,939           0           0           0            0        261,939
   Stock dividend                               1,595      14,354           0           0           0      (14,354)             0
   Net income                                       0           0           0           0           0      190,376        190,376
                                           ----------- ----------- ----------- ----------- ----------- ------------   ------------
Balance, June 30, 1997                         48,740    $276,293   3,327,221     $33,272  $4,676,243      $29,290     $5,015,098
                                           =========== =========== =========== =========== =========== ============   ============

<F1>
                 The accompanying notes are an integral part of the financial statements.
                                                      F-5

             NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Years ended June 30,
                                                            --------------------------
                                                                1997           1996
                                                            ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $190,376     $(256,844)

   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation                                             238,087        27,770
       Amortization                                              43,463            -

   Changes in operating assets and liabilities, net of
   effects of acquisitions:
     (Increase) decrease in accounts receivable                (371,372)      332,915
     (Increase) decrease in inventories                         (62,973)           -
     (Increase) decrease in production costs                   (229,510)      (65,209)
     (Increase) decrease in other current assets                 13,945       (53,475)
     (Increase) decrease in deposits and other assets          (211,330)      (20,229)
     Increase (decrease) in accounts payable                  1,426,240      (167,915)
     Increase (decrease) in accrued expenses                   (117,201)        6,398
     Increase (decrease) in deferred revenues                   530,202      (393,923)
                                                            ------------  ------------
                                                                978,001      (361,438)
                                                            ------------  ------------
   NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES        1,449,927      (590,512)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                        (647,120)     (593,244)
   Advances to subsidiary prior to acquisition                 (275,000)     (350,000)
                                                            ------------  ------------
   NET CASH USED IN INVESTING ACTIVITIES                       (922,120)     (943,244)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in deferred registration costs                           -         60,383
   Acquisition costs net of cash acquired                      (342,989)     (113,396)
   Issuance of preferred stock                                  261,939            -
   Decrease in due from officer                                  38,979            -
   Proceeds from public offering                                     -      3,239,761
   Proceeds from exercise of options and warrants                    -        300,000
   Notes payable principal payments                             (75,675)     (110,000)
   Principal payments of capital lease obligations              (16,762)           -
                                                            ------------  ------------
   NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES         (134,508)    3,376,748
                                                            ------------  ------------
NET INCREASE IN CASH                                            393,299     1,842,992

CASH, beginning of year                                       2,181,223       338,231
                                                            ------------  ------------
CASH, end of year                                            $2,574,522    $2,181,223
                                                            ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
       Interest                                                 $78,918       $10,786
                                                            ============  ============
       Income taxes                                              $1,630       $18,500
                                                            ============  ============
     Noncash activity:
       Issuance of common stock in connection with
       acquisition of Videssence                             $1,112,330          $-
                                                            ============  ============
       Stock issued for legal fee settlement                    $35,903          $-
                                                            ============  ============
       Stock dividend                                           $14,354          $-
                                                            ============  ============
       Purchase of equipment through leases payable            $202,589          $-
                                                            ============  ============

<F1>
         The accompanying notes are an integral part of the financial statements.
                                            F-6

              NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1997 AND 1996

1.   ORGANIZATION:

Rattlesnake Productions, Inc. was incorporated in June 1979 under the laws of the State of California. Babylonian Productions, Inc., a majority owned subsidiary (51%), was incorporated in June 1993 under the laws of the State of California. In September 1995, Rattlesnake Productions, Inc. merged into a Delaware corporation, Netter Digital Entertainment, Inc. Netter Digital Entertainment, Inc. and Babylonian Productions, Inc. are collectively referred to as "NDEI".

NDEI is engaged in the development, acquisition and production of prime time television series and movies, children's series and theatrical movies.

On January 10, 1997, NDEI purchased all the outstanding shares of Videssence, Inc. ("Videssence") in exchange for 522,221 shares of NDEI's Common Stock. This transaction was completed pursuant to an Agreement and Plan of Merger (the "Plan") dated April 26, 1996 between Videssence and NEDI. Under the Plan the Videssence shareholders can earn up to an additional maximum of 788,000 shares of the Company's common stock upon Videssence achieving certain performance based criteria over the next five years. Acquisition costs amounted to $495,998. This merger was accounted for as a purchase. Videssence designs, manufactures and distributes media lighting products which incorporate the patented SRGB? light technology for the illumination of studios, stages and other production environments in the sound stage, media picture, theater and other theme park industries. Hereafter, NDEI and Videssence are collectively referred to as the Company.

The following table summarizes the acquisition:

   Purchase price, including acquisition costs                    $1,608,329
   Net fair value of liabilities assumed                             477,880
                                                                 ------------
   Cost in excess of net book value of assets acquired            $2,086,209
                                                                 ============

The following unaudited pro-forma information reflects the results of operations of the Company as though the merger had been consummated at the beginning of the respective periods:

                                                        Years ended June 30,
                                                     --------------------------
                                                         1997           1996
                                                     ------------  ------------
          Revenue                                    $28,096,332   $27,801,743
                                                     ============  ============
          Net loss                                     $(111,589)    $(813,805)
                                                     ============  ============
          Net loss to common shareholders              $(125,943)    $(813,805)
                                                     ============  ============
          Net loss per share                              $(0.04)       $(0.28)
                                                     ============  ============

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A. Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. The accounts of Videssence have been included for the six months ended June 30, 1997. All material intercompany transactions have been eliminated.

B. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

C. Cash and cash equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

D. Revenue recognition:

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

E. Inventories - Inventories are recorded at the lower of cost or market. Cost is determined using the average cost method.

F. Equipment - Equipment is recorded at cost. Depreciation is calculated using the straight line method based on the estimated useful lives of the related assets, which range from three to seven years. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized currently.

Repairs and maintenance are expensed as incurred. Expenditures which significantly increase values, change capacities, or extend useful lives are capitalized.

G.	Product warranty - The Company accrues for an estimate of expenses relating to the one-year warranty covering all parts and labor relating to the sale of its products.

H. Net income (loss) per common share - Net income (loss) per common share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the respective periods.

I. Income taxes - The Company recognizes deferred tax assets and liabilities based on the difference between the financial statements carrying amount and the tax basis of assets and liabilities, using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance related to deferred tax assets is also recorded when it is probable that some or all of the deferred tax asset will not be realized.

J. Concentration of credit risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consisting of cash and trade receivables. At times the cash in any one bank may exceed the FDIC $100,000 limit. The Company places its cash with high credit quality financial institutions. In regards to trade receivables, the risk is relatively limited due to the customers being national and foreign distributors.

K. Minority interest - Minority interest represents the minority shareholders' proportionate share of the equity of the Company's subsidiary, Babylonian Productions, Inc. which was 49% at June 30, 1997 and 1996. The minority interest is adjusted for the minority's share of the earnings or loss of Babylonian Productions, Inc.

L. Stock based compensation - The Company accounts for stock transactions in accordance with APB Opinion No.25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No.123, "Accounting for Stock based Compensation," effective July 1, 1996 the Company has adopted the pro forma disclosure requirements of Statement No.123.

M. Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, and accrued expenses approximate fair value based on the short-term maturity of these instruments.

N. Goodwill - Goodwill resulting from the acquisition of Videssence represents the remaining unamortized value of the excess of the purchase price over the fair value of the net assets of Videssence. Goodwill is amortized on a straight line basis over a period of 20 years.

O. Impairment of long - lived assets - The Company has adopted Statement of Finnancial Accounting Standards No. 121, "Accounting For The Impairment Of Long Lived Assets And For Long-Lived Assets To Be Disposed Of" as of July 1, 1996. Such adoption had no material effect on the financial statements of the Company.

3.	BUSINESS SEGMENTS

In 1997 the Company, with the acquisition of Videssence, operates in two business segments, entertainment and manufacturing.

Summarized financial information of the business segments in 1997 is as follows:

                                  Entertainment   Manufacturing       Total
                                 --------------  --------------  --------------
Revenue                            $23,300,891      $2,410,987     $25,711,878
                                 ==============  ==============  ==============
Operating profit                       $48,036        $108,695        $156,731
                                 ==============  ==============  ==============
Net income                            $145,115         $45,261        $190,376
                                 ==============  ==============  ==============
Identifiable assets                 $4,753,204      $4,030,037      $8,783,241
                                 ==============  ==============  ==============
Depreciation and amortization         $198,487         $83,063        $281,550
                                 ==============  ==============  ==============
Capital expenditures                  $817,055         $32,654        $849,709
                                 ==============  ==============  ==============

4.	INVENTORIES

Inventories consist of the following:

          Raw Material                           $518,476
          Work in Process                         192,028
          Finished Goods                          279,551
                                               -----------
                                                 $990,055
                                               ===========

5.	DUE FROM OFFICER:

Represents a promissory note due from the Company's Chief Executive Officer, bearing interest at 7.25% per annum. The unpaid principal balance and accrued interest is due on May 20, 1998.

6.	RELATED PARTY TRANSACTION:

During the years ended June 30, 1996, the Company had contracted with a computer graphics company to produce certain visual effects for two of its productions for approximately $1,834,000. Until February 1996, the computer graphics company was 10% owned by the spouse of an officer of the Company.

During the years ended June 30, 1997 and 1996, the Company rented trailers, in connection with one of its productions, for approximately $118,000 per annum, from a company which is 50% owned by an officer of the Company and his spouse.

During fiscal years ended June 30, 1997 and 1996, the Company leased some of its recording equipment for approximately $55,000. The supplier is a company owned by an officer of the Company's son and administered by the officer's wife.

In March 1996, the Company entered into a consulting agreement which expired in February 1997 with an individual (the "Consultant") for a monthly fee of $5,000. Under the terms of the agreement, the Consultant is to locate suitable acquisitions or joint ventures or assist the Company in consummating similar transactions. In March 1997, the Company entered into a new six month consulting agreement with the same individual for monthly fee of $3,000. Through March 1997, such consultant was also a member of the Company's Board of Directors.

In a separate consulting agreement entered into by the same board member with the Company in June, 1996, the Company agreed to pay $10,000 per month for two months to assist with completion of the Videssence merger.

7.	PRODUCTION COSTS:

Production costs consist of the following:

          Story rights and scenarios                   $294,719
                                                      ==========

Production costs are deferred and will be amortized under the Individual Film Forecast Method. Production costs will be amortized in relation to the revenue recognized from each production, and amortization will be calculated based on management's latest estimate of the production's gross profit margin over its remaining life, which requires the Company to use estimates of the future revenue generating potential of each production. Such estimates are subject to a variety of cost factors. These estimates will be re-evaluated periodically and, when necessary, production costs will be written down to net realizable value.

8.	EQUIPMENT:

Equipment consists of the following:

     Machinery and equipment held under
       capital lease obligation                          $258,664
     Leasehold improvement                                 28,123
     Furniture and office equipment                       151,686
     Computer equipment                                    44,617
     Post-production and animation equipment            1,150,609
     Rental lights and grips                               83,753
                                                      ------------
                                                        1,717,452
     Less: accumulated depreciation                       271,184
                                                      ------------
                                                       $1,446,268
                                                      ============

9.	LONG-TERM DEBT

Long-term debt consists of the following:


Unsecured term note due in January 2000 with monthly
principal payments of $3,646 plus interest at prime
at prime plus 4.5% (8.50% at June 30, 1997)                         $113,018

Note payable to bank, payable in monthly principal
payments of $1,450, plus interest at the bank's
reference rate (8.50% at June 30, 1997) plus 3%.
The entire unpaid principal and interest balance is due
on October 1, 1999.                                                   38,872

Note payable to vendor, guaranteed by a stockholder,
payable in monthly principal payments of $2,250, plus
interest at the bank's prime rate (8.50% at June 30, 1997)
plus 1%.  The entire unpaid principal and interest balance
is due on June 15, 1998.                                              33,041

Payable on demand to related parties (stockholders) interest at 10% commencing at various dates. Notes are subordinate to
the bank notes.                                                       46,497
                                                                   ----------
                                                                     231,428
Less: current portion                                                140,688
                                                                   ----------
                                                                     $90,740
                                                                   ==========

In July 1997, the term note along with the bank note payable was repaid with the proceeds of a new loan from a bank.

Long-term debt matures as follows:

                    Year ended June 30,
                          1998                    $140,688
                          1999                      61,150
                          2000                      29,590
                                                 ----------
                                                  $231,428
                                                 ==========

In addition, effective July 1997, the Company obtained a line of credit with a bank for $750,000. The Company borrowed $407,000 against such line to repay monies advanced by the Company's factor in conjunction with terminating the Company's factoring agreement. The line of credit requires monthly payments of interest at 2% above the bank's reference rate. The note also requires the Company to comply with certain loan covenants.

The estimated fair value of the Company's debt approximates its carrying amount.

10.	CAPITAL LEASE OBLIGATIONS

                                       Current       Long-term
                                       portion        portion        Total
                                     ------------  ------------  ------------
Total minimum lease payments           $103,536      $166,700      $270,236
Less: amounts representing interest      24,081        17,853        41,934
                                     ------------  ------------  ------------
Amounts representing principal          $79,455      $148,847      $228,302
                                     ============  ============  ============

11.	COMMITMENT AND CONTINGENCIES:

The Company leased its principal executive television production offices on a month to month basis through June 1997. In July 1997 the Company entered into a new seven year lease agreement for its principal offices expiring in June 2004 at an annual rental of $277,000 with the option to extended the lease for two additional five years terms. The leases for the two studio facilities with an annual minimum rental of $307,000, and $78,000 both expire in June 1998. The lease for the studios with an annual minimum rental of $78,000 has three one year renewal options. The Company also leases space for its manufacturing facilities under a noncancellable operating lease requiring annual rent of $56,000 expiring November 1997. Rent expense under all operating leases for the years ended June 30, 1997 and 1996 including its manufacturing facilities were approximately $509,000 and $404,000, respectively.

The future minimum rental payments as of June 30, 1997 were as follows:

                   Year ended June 30,
                          1998                             $685,000
                          1999                              294,000
                          2000                              303,000
                          2001                              316,000
                          2002                              326,000

12.	STOCKHOLDERS' EQUITY:

In September 1995, the Company issued an aggregate of 125,000 three year warrants in connection with a bridge financing. Each warrant is exercisable for one share of common stock at a price of $4.00 per share. Through June 30, 1997, 75,000 of these warrants were exercised for proceeds of $300,000.

In November 1995, the Company completed a public offering of its securities, selling 860,000 shares of common stock and 430,000 warrants for net proceeds of approximately $3,200,000. The warrants are exercisable to purchase one share of common stock at a price of $6.50 per share. The warrants are exercisable at any time after issuance and expire in November 1997. The warrants are redeemable at the Company's option commencing February 18, 1996 upon 30 days notice to the warrant holders at $.01 per warrant if the closing bid price of the common stock averages in excess of 110% of the then current exercise price of the warrants for a period of 20 consecutive trading days ending within 15 days of the notice of redemption. The underwriters of the public offering received a warrant to purchase up to 129,000 shares or warrants, or any combination thereof. The warrant is exercisable for a period of four years commencing November 20, 1996 at an exercise price of $6.00 per share and $.012 per warrant.

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock, $.001 par value, the terms of which (including, without limitation, dividend rate, conversion rates, voting rights, terms of redemption and liquidation preferences) may be fixed by the Board of Directors at their sole discretion.

During the year ended June 30, 1997 the Company sold 47,145 shares of Series A Cumulative, Convertible Preferred Stock ("Series A Preferred Stock") at a price of $9.00 per share. Dividends will be paid in nonassessable shares of Series A Preferred Stock in an amount per share equal to 10% per annum. Each share of Series A Preferred Stock is convertible at any time at the option of the holder into three shares of common stock. The Series A Preferred Stock is redeemable, in whole or in part, at the option of the Company, for cash at a redemption price of $9.00 per share.

Stock Options and Warrants

The Company adopted a Stock Option Plan ("Plan") in September 1995. The Plan is administered by a committee of two ("Committee") appointed by the Board of Directors and provides that the Committee has sole discretion to select options and to establish terms and conditions of each option, subject to provisions of the Plan. If options granted are "incentive stock options", the exercise price of the options may not be less than 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the outstanding common stock). Nonstatutory options may be granted under the Plan at an exercise price of not less than 85% of fair market value of the common stock at the date of grant. The maximum grant term is 10 years. The Plan is designed for officers, directors, and other key employees and is authorized to grant up to 500,000 options. As of June 30, 1997, 432,000 options have been granted at price ranging from $3.00 to $10.25 per share and no options have been exercised.

For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the years ended June 30, 1997 and 1996, respectively: annual dividends of $0.00 for both years, expected volatility of 50%, risk-free interest rate of 6.0% and expected life from two to five years for all grants. The weight average fair values of the stock options granted during the years ended June 30, 1997 and 1996 were $1.89 and $2.55.

If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and loss per share would have been $(382,000) and $(0.13) in 1997 and $(530,000) and $(0.22)
in 1996.

The following table summarizes the changes in options and warrants outstanding and the related price ranges for shares of the Company's common stock:

                                      Option                               Warrant
                       -----------------------------------  -----------------------------------
                          Number      Price     Number of                  Price     Number of
                        of Shares   Per Share    Shares       Number     Per Share    Shares
                                      Range    Exercisable   of Shares     Range    Exercisable
                       ----------- ----------- -----------  ----------- ----------- -----------
Outstanding at
 July 1, 1995                  -           -           -            -           -           -
                                               ===========                          ===========
Granted                   704,000 $5.00-$10.25                 758,500  $4.00-$6.50
Exercised                      -           -                   (75,000)         -
Canceled                 (302,000)         -                        -           -
                       -----------                          -----------
Outstanding at
 June 30, 1996            402,000 $5.00-$10.25    120,400      683,500  $4.00-$6.50     50,000
                                               ===========                          ===========
Granted                   130,000 $3.00-$4.38                       -           -
Exercised                      -           -                   (10,000)         -
Canceled                 (100,000)         -                        -           -
                       -----------                          -----------
Outstanding at
 June 30, 1997            432,000 $3.00-$10.25   206,800       673,500  $4.00-$6.50    673,500
                       ===========            ===========   ===========             ===========


13.	EMPLOYMENT AGREEMENTS:

The Company has agreements for the services of certain of its officers. Such agreements expire in September 2000 and provide for a base compensation of approximately $390,000. These agreements also provide for additional compensation based on certain revenue or other operating results and for payments by the Company in the event of death, disability, or termination.

The aggregate amounts paid pursuant to such agreements was $523,000 and $549,000 for the years ended June 30, 1997 and June 30, 1996, respectively.





14.	INCOME TAXES:

The provision for income taxes consists of the following:

                                                          June 30,
                                                 --------------------------
                                                      1997         1996
                                                 ------------  ------------
   Current federal and state income taxes            $24,000           $-
   Deferred federal and state income taxes                -             -
                                                 ------------  ------------
   Provision for income taxes                        $24,000           $-
                                                 ============  ============

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes is as follows:

                                                          June 30,
                                                 --------------------------
                                                      1997         1996
                                                 ------------  ------------
   Income tax provision (benefit) computed
     at the statutory rate                           $73,000      $(90,000)
   Income tax benefit not recognized                      -         90,000
   Income tax benefit recognized                     (41,000)           -
   Surtax exemption                                  (14,000)           -
   Provision for state income taxes                    6,000            -
                                                 ------------  ------------
   Income tax provision                              $24,000           $-
                                                 ============  ============

The Company has a net operating loss carryforward for tax purposes totaling approximately $300,000 at June 30, 1997 expiring in the years 2010 to 2012.

Listed below are the tax effects of the items related to the net Company's tax asset:

   Tax benefit of net operating loss carryforward               $115,000
   Tax credits carryforward                                       16,000
   Section 263A inventory capitalization                          54,000
   Expenses not currently deductible for income tax purposes      12,000
                                                              ------------
   Total                                                         197,000
   Valuation allowance                                          (164,700)
                                                              ------------
   Net deferred tax asset recorded                               $32,300
                                                              ============

15.	SIGNIFICANT CONCENTRATIONS:

During the year ended June 30, 1997 and 1996, the Company derived approximately 99% and 83%, respectively, of its entertainment revenue from one distributor. In July 1997, the distributor exercised their option to extend the contract for a fifth season of production through approximately May 1998. If the option with this distributor is not renewed after a fifth season, the Company's financial condition and operations could be adversely affected. Included in cash and cash equivalents is approximately $1,600,000 of advances from such distributor. At June 30, 1997 approximately 21% of accounts receivable is from one customer.














ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE
     None

                                 PART III

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on November 14, 1997.

ITEM 10.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on November 14, 1997.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on November 14, 1997.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on November 14, 1997.











                                   14

                                PART IV

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of regulation S-B).

Exhibit
Number   Description
-------  -------------------------------------------------------------
2.1      Agreement and Plan of Merger and Reorganization, as amended.(5)
2.2      Amendment No. 2 to the Agreement of Merger and Reorganization.(6)
2.3      Amendment No. 3 to the Agreement of Merger and Reorganization.(7)
2.4      Amendment No. 4 to the Agreement of Merger and Reorganization. (7)
2.5      Amendment No. 5 to the Agreement of Merger and Reorganization. (7)
3.1      Certificate of Incorporation. (1)
3.2      Bylaws. (1)
4.1      Certificate of Designation. (8)
10.1     Mr. Netter's Employment Agreement. (1)
10.2     Mr. Copeland's Employment Agreement. (1)
10.3     "Babylon 5" Production Agreement. (1)
10.4     1995 Stock Option Plan. (1)
10.5     Talbot Consulting/Completion Fee Agreement. (6)
10.6     Warrant, dated September 4,1997, issued to W.J. Gallagher & Company.(9)
10.7 Letter Agreement, dated September 1, 1997, between the Company and H.D. Brous & Co., Inc. (9)
10.8 Stock Option Agreement, dated September 1,1997, between the Company and H.D. Brous & Co., Inc. (9)
10.9     Lease for premises at 5125 Lankershim Blvd., North Hollywood, CA. (9)
10.10    Equipment and furniture lease with Lyon Credit Corporation. (9)
10.11    Equipment lease with Terminal Marketing Company. (9)
10.12    Installment note and Loan and Security Agreement with Comerica Bank.(9)
10.13    Mr. Costa's Employment Agreement. (9)
10.14    Mr. Francis's Employment Agreement. (9)
10.15    Mr. Cercone's Employment Agreement. (9)
21			    List of Subsidiaries. (9)
27			    Financial Data Schedule. (9)

---------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Number is 33-97402-LA) declared effective November 20, 1995.
(2) Incorporated by reference to the Company's Registration Statement on Form 8-A dated November 20, 1995.
(3) Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1995.
(4) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1996.

                                   15

(5) Incorporated by reference to the Company's Proxy Statement , dated June 26, 1996 for the approval/disapproval of the proposed merger between the Company and Videssence, Inc.
(6) Incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 1996.
(7) Incorporated by reference to the Company's Form 8-K dated January 10, 1997.
(8) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 1996.
(9) Filed herewith.










                                   16

SIGNATURE


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NETTER DIGITAL ENTERTAINMENT, INC.



Dated: September 25, 1997                By: /s/Thomas L. Jorgenson
                                         -----------------------------
                                         Thomas L. Jorgenson, Chief
                                           Operating Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE               TITLE                           DATE
---------------------   -----------------------------   ------------------

/s/Douglas Netter       Chairman of the Board of        September 25, 1997
-----------------       Directors, Chief Executive
Douglas Netter          Officer, and President

/s/John Copeland        Executive Vice President and    September 25, 1997
----------------        Secretary/Director
John Copeland

/s/Thomas L. Jorgenson  Chief Operating Officer         September 25, 1997
----------------------
Thomas L. Jorgenson

/s/Chad Kalebic         Controller (Chief Financial     September 25, 1997
---------------         and Accounting Officer)
Chad Kalebic

/s/Rowland Perkins      Director                        September 25, 1997
------------------
Rowland Perkins

/s/Kate Netter Forte    Director                        September 25, 1997
--------------------
Kate Netter Forte

/s/Leonard Silverman    Director                        September 25, 1997
--------------------
Leonard Silverman

/s/Paul Costa           Director                        September 25, 1997
-------------
Paul Costa

                                   17