Form 10QSB
period 1997-09-30
NETTER DIGITAL ENTERTAINMENT INC
filed 1997-11-14
CIK 1001592

Form 10-QSB

                        SECURITIES AND EXCHANGE COMMISSION
                                 Washington D.C.


(X)              Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934



For the Quarterly Period Ended September 30, 1997    Commission File No. 0-26884


                        NETTER DIGITAL ENTERTAINMENT, INC.
              (exact name of registrant as specified in charter)

          	Delaware                                        95-3392054
     (State or other                                      (I.R.S. Employer
jurisdiction of incorporation)                             Identification No.)


                              5125 Lankershim Blvd.
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

                             YES      X        NO ___


As of November 10, 1997 the Registrant had 3,338,950 shares of its Common Stock, $.01 par value, issued and outstanding.









                 NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                September 30, 1997
                                      INDEX


PART I.	FINANCIAL INFORMATION
                                                                     PAGE
Item 1.  	Financial Statements (Unaudited)	                          NUMBER


          Consolidated Balance Sheet as of September 30, 1997	          3

          Consolidated Statement of Operations for the
          three-month periods ended September 30, 1997
          and September 30, 1996 	                                      4

          Consolidated Statements of Cash Flows for the
          three-month periodsended September 30, 1997 and 1996	         5

          Notes to Consolidated Financial Statements	                  6-7


Item 2.  	Management's Discussion and Analysis of Financial
           Condition an	 Results of Operations                        7-10

PART II. 	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	                               10

Signatures                                                              11

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                   NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                  September 30,
                                                                      1997
                                                                  -------------
                                                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                          $1,210,275
 Accounts receivable, net of allowances of $20,566                   1,474,520
 Due from officer                                                      155,897
 Inventory                                                           1,216,877
 Production costs, net                                                 305,685
 Other                                                                 150,476
                                                                     ---------
     TOTAL CURRENT ASSETS                                            4,513,730

EQUIPMENT, net                                                       1,924,327

GOODWILL, net                                                        2,016,668

DEPOSITS AND OTHER ASSETS                                              233,455
                                                                     ---------
                                                                    $8,688,180
                                                                     =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and production fee advances                       $1,512,503
 Accrued expenses                                                      295,064
 Deferred revenue                                                      371,988
 Short term notes payable                                              573,756
 Current portion of long-term debt                                     140,688
 Current portion of capital lease obligations                          221,367
                                                                     ---------
     TOTAL CURRENT LIABILITIES                                       3,115,366

LONG-TERM DEBT                                                          11,251

CAPITAL LEASE OBLIGATIONS                                              486,165

MINORITY INTEREST                                                          500
                                                                      --------

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value, 2,000,000 shares
  authorized; 49,502 shares issued and outstanding                     283,150
 Common stock, $.01 par value, 6,000,000 shares
  authorized; 3,338,950 shares issued and outstanding                   33,390
 Additional paid-in capital                                          4,726,125
 Retained Earnings                                                      32,233
                                                                     ---------
     TOTAL STOCKHOLDERS EQUITY                                       5,074,898
                                                                     ---------
                                                                    $8,688,180
                                                                    ==========

The accompanying notes are an integral part of the consolidated financial statements.

              NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS

                                                     Three Months Ended Sept.30,
                                                     ---------------------------
                                                          1997          1996
                                                     ------------- -------------
                                                      (Unaudited)   (Unaudited)

REVENUES:
   Production                                         $5,844,337     $3,114,176
   Sales                                                 929,533              -
                                                       ---------      ----------
     TOTAL REVENUES                                    6,773,870      3,114,176
                                                       ---------      ----------

EXPENSES:
   Production                                          5,114,389      2,843,716
   Cost of goods sold                                    458,737              -
   General and administrative                          1,106,792        512,031
   Amortization of goodwill                               26,078              -
                                                       ---------      ----------
     TOTAL EXPENSES                                    6,705,996      3,355,747
                                                       ---------      ----------
OPERATING INCOME (LOSS)                                   67,874       (241,571)
                                                       ---------      ----------
OTHER INCOME (EXPENSE):
   Interest income                                         9,910         27,102
   Interest (expense)                                    (53,759)             -
   Other income/(expense)                                  8,026              -
                                                       ---------      ----------
     TOTAL OTHER INCOME (EXPENSE)                        (35,823)        27,102
                                                       ---------      ----------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                                            32,051       (214,469)

PROVISION FOR INCOME TAXES                                18,500              -
                                                       ---------      ----------
NET INCOME (LOSS)                                        $13,551      $(214,469)
                                                       =========      ==========

Cumulative preferred stock dividend                       10,611              -

Net Income to common shareholders                         $2,940      $(214,469)
                                                       =========      ==========
Net Income per common share                                $0.00         $(0.08)
                                                       =========      ==========
Weighted average common shares outstanding             3,327,742      2,795,000
                                                       =========      ==========

   The accompanying notes are an integral part of the consolidated financial statements.

               NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Three Months Ended September 30,
                                                    1997                1996
                                                --------------------------------
                                                  (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                       $ 13,551         $(214,469)
                                                  -----------       ------------
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                     108,583            40,307
     Amortization                                      26,078                 -

Changes in operating assets and liabilities:
 (Increase) in accounts receivable                   (608,447)         (442,148)
 (Increase)/decrease in other current assets          (32,363)           42,345
 (Increase) in inventory                             (226,822)                -
 (Increase) in production costs                       (10,966)           (7,645)
 (Increase)/decrease in deposits and other assets      54,865           (26,892)
  Increase/(decrease) in accounts payable            (899,134)          125,952
 (Decrease) in accrued expenses                       (24,114)          (61,942)
 (Decrease) in deferred revenue                      (158,863)                -
                                                   -----------       -----------
                                                   (1,771,183)         (330,023)
                                                   -----------       -----------
 NET CASH (USED IN) OPERATING ACTIVITIES           (1,757,632)         (544,492)
                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                 (54,345)         (409,033)
                                                   -----------       -----------
 NET CASH (USED IN) INVESTING ACTIVITIES              (54,345)         (409,033)
                                                   -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 (Increase) in  deferred acquisition costs                  -           (71,639)
 (Increase) in notes receivable                             -          (100,000)
 Proceeds from line of credit                         537,259                 -
 Notes payable principal payments                     (42,990)                -
 Principal payments of capital lease obligations      (46,539)                -
                                                   -----------       -----------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                 447,730          (171,639)
                                                   -----------       -----------
NET (DECREASE) IN CASH                             (1,364,247)       (1,125,164)

Cash, beginning of period                           2,574,522         2,181,223
                                                   -----------       -----------
Cash, end of period                                $1,210,275        $1,056,059
                                                   ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
   Cash paid for interest                          $   53,759       $         -
   Cash paid for income taxes                      $    9,800       $         -
 Noncash activity:
   Stock issued for legal fee settlement           $   50,000       $         -
   Stock dividend                                  $   10,611       $         -
   Purchase of equipment through leases payable    $  531,531       $         -

   The accompanying notes are an integral part of the consolidated financial statements.

                NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 1997 included in the Form 10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1997, and the results of operations and cash flows for the three-month periods ended September 30, 1997, and 1996 have been included.

The results of operations for the three-month periods ended September 30, 1997, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended June 30, 1997.

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

VIDESSENCE, INC.

On January 10, 1997, the Company completed its acquisition of Videssence, Inc. ("Videssence") through the merger of Videssence into NDEI. The following schedule combines the pro-forma results of operations of the Company and Videssence, Inc. as if the acquisition had occurred on July 1, 1996 and includes such adjustments which are directly attributable to the acquisitions. It should not be considered indicative of the results that would have been achieved had the acquisition not occurred or the results that would have been obtained had the acquisition actually occurred on July 1, 1996.

                                                        	Three months ended
                                                        	September 30, 1996
                                                         ------------------
           Revenue	                                          $ 4,412,198
           Net loss	                                          ($ 243,194)
           Net loss per share	                                   ($ 0.07)
           Shares used in computation                         	3,317,221


Item 2.	Management's Discussion and Analysis of Financial Condition and
        Results of Operations

General

Historically, the Company's primary operations have been to develop and produce media entertainment projects ("Productions" or "Projects") under agreements with studios, networks and distributors such as Warner Bros., The Walt Disney Company, ABC and NBC. While entertainment production remains the Company's principal activity, (1) in January 1997 it entered the business of designing, manufacturing and distributing lighting products in various entertainment industries, through its acquisition of Videssnce, and (2) in the fourth quarter of fiscal 1997, it began marketing its computer animation and visual effects services to outside clients. Its business activities now are:

Entertainment Production. It has been the Company's practice to arrange for the studio, network or distributor to fund 100% of the production costs of its Projects, while retaining a back-end producer's profit participation. Employing this strategy, the Company avoids the financial risk of funding such production costs, but limits its ongoing revenue participation since the studio, network or distributor retains a significant portion of the rights to the main and ancillary markets for the Projects. Under these arrangements, revenues are recognized when earned (typically upon receipt) and associated costs are recognized when incurred. These revenues are primarily dependent on the number of Projects being produced by the Company and the agreements relating to such Projects. Accordingly, year to year comparisons of production revenues from these sources are not necessarily indicative of future revenues.

To increase production margins, the Company has invested in in-house post production and computer graphics/animation facilities. These leading-edge production technologies are used intensively to create the visual effects for "Babylon 5" and the Company's other production activities and have enabled the Company to significantly reduce the need for contracting out to third party vendors, thus allowing it to realize higher margins on its Projects.

Computer Animation and Visual Effects Production Services. As an outgrowth of its traditional core business of developing and producing media Productions, the Company has recently entered the business of providing digital media production services to outside clients. From experience gained in producing its own Projects, especially "Babylon 5," the Company has developed significant expertise in computer graphics, digital post-production and various other digital imaging techniques which it can utilize to service outside clients. The Company believes that an active market exists for projects requiring creative, high quality, cost effective digital graphics and effects. These activities have generated relatively minor revenues to date and there can be no assurance that the Company will successfully market these new services.

Videssence Lighting Products. The Company's Videssence subsidiary manufactures and distributes media lighting products which incorporate its patented SRGB(tm) lighting technology. These products are used for the illumination of studios, stages and other production environments in the sound stage, motion picture, theater and theme park industries, as well as in the video conferencing, distant learning, and pre-press digital photography markets. The Company's high-tech fluorescent lights consume significantly less electricity than traditional incandescent production lighting products while generating greatly reduced amounts of heat. Thus, these lights are easier for talent to work under and can generate significant electricity and air-conditioning related savings. The Company markets its lighting products in the USA and internationally through a network of distributors, dealers, and direct sales staff. To date, Videssence sales have been primarily to television studio and video production operations. The Company is currently in the process of introducing new products which have been developed for the film production markets. Of course, there can be no assurance that the Company will successfully enter these markets.

Results of Operations

Net Revenues. Net Revenues increased 118% to $6.77 million for the three months ended September 30, 1997, as compared to $3.11 million in net revenues for the three months ended September 30, 1996. This increase primarily resulted from three factors. First, the Company realized approximately $400,000 of additional revenue from its "Babylon 5" television series which represents increased production activity for the quarter. This difference will even out over the duration of fiscal 1998 as budgets for the varying seasons are relatively similar. Second, during the three months ended September 30, 1997, the Company continued production on two all new made for television movies for Turner Network Television, which contributed approximately $2.15 million in revenues. Third, Videssence contributed approximately $930,000 in revenues from sales of its lighting products. However, the Videssence revenues were lower than expected, which management attributes to lower international sales as compared to the respective quarter in the prior year.

Gross Margin. The Company's gross profit for the three months ended September 30, 1997 was $1.2 million, or 17.7% of net revenues, compared with $270,460, or 8.7%, for the three months ended September 30, 1996. This increase resulted from two factors: First, the gross profit from the Company's entertainment production business increased to approximately $730,000 (approximately 12.5% of revenues from entertainment production activities) for the period ended September 30, 1997, up from approximately $270,460 (approximately 8.7%) from the same period the previous year. This increase was the result of the Company bringing in-house a significant amount of post-production and graphics/animation work, greatly reducing its need for outside production services. Second, sales of the Videssence lighting products generated gross profits of approximately $471,000 (approximately 50.7% of revenues from sales of such products).

General and Administrative Expenses. General and administrative expenses increased 116% to $1,106,792, or 16.3% of net revenues, for the three months ended September 30, 1997 as compared to $512,031, or 16.4% of net revenues, for the three months ended September 30, 1996. This increase was primarily attributable to the addition of Videssence's operations which added approximately $570,000 to such expenses.

Operating Income (Loss). The Company achieved operating income of $67,874 for the quarter ended September 30, 1997, as operating income of $191,008 from its Entertainment Production activities outweighed an operating loss of $123,134 from its Videssence activities. This Videssence loss resulted primarily from the lower than expected sales as discussed above.

Other Income and Expenses. Interest income decreased to $9,910 for the three months ended September 30, 1997 compared to $27,102 for the three months ended September 30, 1996, as proceeds from the Company's November 1995 initial public offering were drawn from short term investments and used for expansion of its in-house post-production and graphics/animation facilities during fiscal 1997 and working capital for Videssence. Interest expense increased to $53,759 for the three months ended September 30, 1997 from $0 in the same period of the previous year due to the acquisition of Videssence which has long-term debt and the Company's new utilization of capital lease lines for continued expansion of its computer animation and visual effects facilities.

Liquidity and Capital Resources

The Company has funded its operations to date primarily through cash from operations, its initial public offering of Common Stock and Warrants completed in November 1995 which generated net proceeds of approximately $3.2 million and, with respect to production costs for particular entertainment Projects, through production contracts with studios, networks and distributors who cover 100% of the production funding. Such production funds are received by the Company during the production stage of a Project. To date, the Company has been able to secure production financing from a major studio, network or distributor for all its Projects. While the Company believes that similar financing arrangements can be made for future productions, there can be no assurance that the Company will be successful in obtaining such production financing. In that event, the Company would have to secure alternative sources for financing Projects. Moreover, as the Company continues to develop new forms of high technology production activities and projects for new entertainment ancillary markets, it may elect to make additional commitments for these new projects and to cover the resulting increased overhead with these endeavors. These potential, new financial commitments, if pursued, could create additional risk for the Company as to whether it will recover the costs of its investment and generate a profit.

During the three months ended September 30, 1997, the Company derived approximately 90% of its entertainment production revenues from its agreements with Warner Bros. relating to the production of the "Babylon 5" series and the associated made for television movies. If the "Babylon 5" series is not renewed through an additional agreement extension after the current fifth season of production ending approximately May 1998, and the Company is unable to replace the series with one generating comparable revenues, the Company's financial condition and operations could be materially adversely affected.

Cash used in operating activities was approximately $1.76 million for the three months ended September 30, 1997. The biggest uses of cash were a build up of inventory at Videssence as well as an increase in accounts receivable in the Company's entertainment production activities. Further, this period saw a large decrease in accounts payable as pre-billed items for the Company's "Babylon 5" series and its movies of the week were used for production.

Effective July 1997, the Company's Videssence subsidiary obtained a $750,000 line of credit with a bank, guaranteed by the Company, which required monthly payments of interest on outstanding principal amounts at 2% above the bank's reference rate. The loan documents also require the Company to comply with certain restrictive covenants, including maintaining a minimum working capital and specific financial ratios. As of September 30, 1997, the Company owed an outstanding principal amount of $537,000 on such line.

Management believes that its present cash position and overall liquidity will enable the Company to meet its operating commitments for the next twelve months. As of September 30, 1997, the Company's sources of liquidity included cash and cash equivalents totaling approximately $1.2 million, of which approximately $280,000 is contractually committed to fund specific Projects. The Company has $725,697 of outstanding debt and $707,532 of outstanding capital leases as of September 30, 1997. Of the latter, approximately $500,000 was added during the three months ended September 30, 1997 for equipment additions to its in-house post-production and graphics/animation facilities.


PART  II.     OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a.)	    Exhibits

        	Exhibit	        Description
         -------         -----------
           10            Letter agreement, dated October 20, 1997, between the
                        	Company and Martin E. Janis & Company, Inc. (1)
           27            Financial Data Schedule. (1)

         ----------------------
         (1) Filed herewith.

(b.)	    Reports on Form 8-K

        	None

                                 SIGNATURE



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NETTER DIGITAL ENTERTAINMENT, INC.
                                             Registrant


Dated: November 11, 1997	                    By: /s/Thomas Jorgenson
                                             -----------------------
                                             Thomas Jorgenson
                                             Chief Operating Officer


                                             By: /s/Chad Kalebic
                                             -----------------------
                                             Chad Kalebic
                                             Chief Financial Officer