Form 10QSB
period 1997-12-31
NETTER DIGITAL ENTERTAINMENT INC
filed 1998-02-13
CIK 1001592

Form 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.


(X)            Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the Quarterly Period Ended December 31, 1997     Commission File No. 0-26884


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

                         YES      X        NO ___


As of February 12, 1998 the Registrant had 3,338,950 shares of its Common Stock, $.01 par value, issued and outstanding.








               NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                                  FORM 10-Q
                               December 31, 1997
                                    INDEX


PART I.	FINANCIAL INFORMATION
                                                                       	PAGE
Item 1.	Financial Statements (Unaudited)	                              NUMBER
                                                                       ------

        Consolidated Balance Sheet as of December 31, 1997	               3

        Consolidated Statement of Operations for the three-month
        and six-month periods ended December 31, 1997 and
        December 31, 1996.                                                4

        Consolidated Statements of Cash Flows for the six-month
        periods ended December 31, 1997 and December 31, 1996.	           5

        Notes to Consolidated Financial Statements	                     6-7


Item 2.	Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                    	7-10

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	             11

Item 6.	Exhibits and Reports on Form 8-K	                             11-12

Signatures		                                                             12










                              Page 2 of 12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

               NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET


                                                                   December 31,
                                                                       1997
                                                                   ------------
                                                                    (Unaudited)
                                   ASSETS
                                   ------
CURRENT ASSETS:
  Cash and cash equivalents                                      $    1,212,322
  Accounts receivable, net of allowances of $23,481                   1,602,838
  Due from officer                                                      155,897
  Inventory                                                           1,455,553
  Production costs, net                                                 261,673
  Other                                                                 206,464
                                                                  --------------
      TOTAL CURRENT ASSETS                                            4,894,747

EQUIPMENT,  net                                                       1,977,048

GOODWILL, net                                                         1,990,590

DEPOSITS AND OTHER ASSETS                                               254,430
                                                                  --------------
                                                                 $    9,116,815
                                                                  ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and production fee advances                   $    2,096,652
  Accrued expenses                                                      328,694
  Deferred revenue                                                      281,136
  Short term notes payable                                              465,811
  Current portion of long-term debt                                      99,752
  Current portion of capital lease obligations                          262,027
                                                                  --------------
        TOTAL CURRENT LIABILITIES                                     3,534,072

CAPITAL LEASE OBLIGATIONS                                               501,734

MINORITY INTEREST                                                           500
                                                                  --------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $.001 par value, 2,000,000 shares
    authorized; 49,502 shares issued and outstanding                    283,150
  Common stock, $.01 par value, 6,000,000 shares
    authorized; 3,338,950 shares issued and outstanding                  33,390
  Additional paid-in capital                                          4,726,125
  Retained Earnings                                                      37,844
                                                                  --------------
          TOTAL STOCKHOLDERS EQUITY                                   5,080,509
                                                                  --------------
                                                                 $    9,116,815
                                                                  ==============

The accompanying notes are an integral part of the consolidated financial statements.

                              Page 3 of 12

              NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                          Three Months Ended Dec. 31,      Six Months Ended Dec. 31,
                                          ---------------------------     --------------------------
                                              1997          1996               1997        1996
                                          ---------------------------     ---------------------------
                                           (Unaudited)   (Unaudited)       (Unaudited)   (Unaudited)

REVENUES:
   Production                             $  7,672,044   $  6,307,436    $ 13,516,381   $ 9,421,612
   Sales                                       963,306              -       1,892,839             -
                                           ------------   ------------    ------------   -----------
      TOTAL REVENUES                         8,635,350      6,307,436      15,409,220     9,421,612
                                           ------------   ------------    ------------   -----------
EXPENSES:
   Production                                6,939,861      5,645,634      12,054,250     8,489,350
   Cost of goods sold                          470,114              -         928,851             -
   General and administrative                1,137,194        519,592       2,243,986     1,031,623
   Amortization of goodwill                     26,078              -          52,156             -
                                           ------------   ------------    ------------   -----------
        TOTAL EXPENSES                       8,573,247      6,165,226      15,279,243     9,520,973
                                           ------------   ------------    ------------   -----------

OPERATING INCOME (LOSS)                         62,103        142,210         129,977       (99,361)
                                           ------------   ------------    ------------   -----------

OTHER INCOME (EXPENSE):
   Interest income                               4,580         30,127          14,490        57,229
   Interest (expense)                          (39,190)             -         (92,949)            -
   Other income/(expense)                          727              -           8,753             -
                                           ------------   ------------    ------------   -----------
        TOTAL OTHER INCOME (EXPENSE)           (33,883)        30,127         (69,706)       57,229
                                           ------------   ------------    ------------   -----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                  28,220        172,337          60,271       (42,132)

PROVISION FOR INCOME TAXES                      12,000              -          30,500             -
                                           ------------   ------------    ------------   -----------

NET INCOME (LOSS)                         $     16,220   $    172,337    $     29,771   $   (42,132)
                                           ============   ============    ============   ============

Cumulative preferred stock dividend             10,608              -          21,219             -

Net Income to common shareholders         $      5,612   $    172,337    $      8,552   $   (42,132)
                                           ============   ============    ============   ============

Net Income (Loss) per common share,
     basic and assuming dilution          $       0.00   $       0.06    $       0.00   $     (0.02)
                                           ============   ============    ============   ============

Weighted average common shares outstanding   3,338,950      2,795,000       3,333,346      2,795,000
                                           ============   ============    ============   ============

<FN1>

The accompanying notes are an integral part of the consolidated financial statements.

                              Page 4 of 12

                  NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six Months Ended December 31,
                                                          --------------------------------
                                                                  1997           1996
                                                          --------------------------------
                                                             (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $      29,771   $    (42,132)
                                                           --------------  --------------
 Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
            Depreciation                                         225,790        115,679
            Amortization                                          60,441              -

Changes in operating assets and liabilities:
    (Increase) in accounts receivable                           (736,765)      (311,862)
    (Increase)/decrease in other current assets                  (88,351)         7,746
    (Increase) in inventory                                     (465,498)             -
    Decrease/(increase) in production costs                       33,046        (78,881)
    Decrease/(increase) in deposits and other assets              40,418       (115,748)
    (Decrease)/increase in accounts payable                     (314,985)       468,437
    Increase in accrued expenses                                   5,766         79,406
    (Decrease) in deferred revenue                              (249,715)            -
                                                          ---------------   ------------
                                                              (1,489,853)       164,777
                                                          ---------------   ------------

    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES       (1,460,082)       122,645
                                                          ---------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                        (128,717)      (525,568)
                                                          ---------------   ------------
    NET CASH (USED IN) INVESTING ACTIVITIES                     (128,717)      (525,568)
                                                          ---------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Increase) in  deferred acquisition costs                          -       (311,591)
    (Increase) in notes receivable                                     -       (275,000)
    (Increase) in deferred registration costs                          -       (102,722)
    Increase in additional paid-in capital                             -            903
    Proceeds from line of credit                                 405,259              -
    Notes payable principal payments                             (32,252)             -
    Principal payments of capital lease obligations             (146,408)             -
                                                          ---------------   -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              226,599       (688,410)
                                                          ---------------   -------------

NET (DECREASE) IN CASH                                        (1,362,200)    (1,091,333)

Cash, beginning of period                                      2,574,522      2,181,223
                                                          ---------------   -------------

Cash, end of period                                         $  1,212,322     $ 1,089,890
                                                          ===============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
   Cash paid for interest                                   $     92,989     $         -
   Cash paid for income taxes                               $      9,800     $         -
 Noncash activity:
   Stock issued for legal fee settlement                    $     50,000     $         -
   Stock dividend                                           $     21,219     $         -
   Purchase of equipment through leases payable             $    647,807     $         -

<FN1>

The accompanying notes are an integral part of the consolidated financial statements.

                              Page 5 of 12

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1997, and the results of operations and cash flows for the three-month and six-month periods ended December 31, 1997, and 1996 have been included.

The results of operations for the three-month and six-month periods ended December 31, 1997, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's
Form 10-KSB as filed with the Securities and Exchange Commission for the year ended June 30, 1997.

The Company has adopted Statement of Financial Accounting Standard Number 128 specifying the computation, presentation, and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and convertible preferred stock have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. Comparative earnings per share information for prior periods have been restated to reflect the requirements of this Standard.

DUE FROM OFFICER/RECEIVABLE FROM RELATED PARTY

On November 20, 1995, the Company's Chief Executive Officer entered into a promissory note with the Company in the amount of $194,876, bearing interest at 7.25% per annum. The remaining unpaid principal balance of $155,897 and accrued interest of $6,890 is due on May 20, 1998.

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

                                        	Three months ended   	Six months ended
                                         December 31, 1996     December 31, 1996
                                         ------------------    -----------------
Revenue	                                    $7,395,866	           $11,808,064
Net loss	                                    ($100,843)	            ($344,037)
Net loss per share, basic and diluted	          ($0.03)	               ($0.10)
Shares used in computation                  	3,317,221	             3,317,221


Item 2.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations

General

Historically, the Company's primary operations have been to develop and produce media entertainment projects ("Productions" or "Projects") under agreements with studios, networks and distributors such as Warner Bros., The Walt Disney Company, ABC and NBC. While entertainment production remains the Company's principal activity, (1) in January 1997 it entered the business of designing, manufacturing and distributing lighting products in various entertainment industries, through its acquisition of Videssence, and (2) in the fourth quarter of fiscal 1997, it began marketing its computer animation and visual effects services to outside clients. Its business activities now are:

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

  Videssence Lighting Products. The Company's Videssence subsidiary manufactures and distributes media lighting products which incorporate its patented SRGB(tm) lighting technology. These products are used for the illumination of studios, stages and other production environments in the sound stage, motion picture, theater and theme park industries, as well as in the video conferencing, distant learning, and pre-press digital photography markets. The Company's high-tech fluorescent lights consume significantly less electricity than traditional incandescent production lighting products while generating greatly reduced amounts of heat. Thus, these lights are more comfortable for talent to work under and can generate significant electricity and air-conditioning related savings. The Company markets its lighting products in the USA and internationally through a network of distributors, dealers, and direct sales staff. To date, Videssence sales have been primarily to television studio and video production operations. The Company has recently introduced new products which have been developed for the film production markets. Of course, there can be no assurance that the Company will successfully enter these markets.

Results of Operations

Net Revenues. The Company's net revenues for the second quarter and six-month periods ended December 31, 1997 increased 36.9% and 63.6%, respectively, when compared to the same periods in the prior year. This increase primarily resulted from three factors. First, the Company realized approximately $1.1 million and $1.5 million of additional revenue from its "Babylon 5" television series for the quarter and six-month periods ended December 31, 1997, respectively. This represents increased production activity for these periods which will even out over the duration of fiscal 1998 as budgets for the consecutive broadcast seasons are relatively similar. Second, the Company continued production on two all new made for television movies for Turner Network Television, which contributed approximately $109,000 in revenues to the quarter and $2.3 million in revenues for the six-month period. Third, Videssence contributed approximately $963,000 and $1.9 million, respectively, in revenues from sales of its lighting products in the quarter and six-month period ended December 31, 1997, although Videssence's sales during these periods were lower than expected.

Gross Margin. The Company's gross margin increased 3.7 and 5.8 percentage points to 14.2% and 15.7% for the three-month and six-month periods ended December 31, 1997, respectively, over the same prior year periods. This increase resulted from two factors: First, the gross profit from the Company's entertainment production business increased to approximately $1.4 million (approximately 10.8% of revenues from entertainment production activities) for the six-month period ended December 31, 1997, up from approximately $932,000

(approximately 9.9%) from the same period the previous year. This increase was the result of the Company bringing in-house a significant amount of post-production and graphics/animation work, greatly reducing its need for outside production services. Second, sales of the Videssence lighting products generated gross profits of approximately $493,000 (with gross margin of approximately 51.2%) and approximately $964,000 (with approximately 50.9% gross margin), respectively, for the quarter and six-month period ended December
31, 1997.

General and Administrative Expenses. General and administrative expenses were approximately 13.2% and 14.6%, respectively, as a percentage of net revenues for the three-month and six-month periods ended December 31, 1997 as compared to 8.2% and 11.0% for the same prior year periods. These increases were primarily attributable to the addition of Videssence's operations which added approximately $546,000 and $1.1 million to such expenses over the three-month and six-month periods, respectively.

Operating Income (Loss). The Company achieved operating incomes of approximately $62,000 and $130,000 for the quarter and six months ended December 31, 1997, respectively, as operating incomes of approximately
$141,000 and $332,000 from its Entertainment Production activities during these periods outweighed respective operating losses of approximately $79,000 and $202,000 from its Videssence activities. These Videssence losses resulted primarily from lower than expected sales.

Other Income and Expenses. Interest income decreased to $4,580 and $14,490 for the quarter and six-month periods ended December 31, 1997, respectively, compared to $30,127 and $57,229 for the same prior year periods, as proceeds from the Company's November 1995 initial public offering were drawn from short term investments and used for expansion of its in-house post-production and graphics/animation facilities during fiscal 1997 and working capital for Videssence. Interest expense increased to $39,190 and $92,949 for the three months and six months ended December 31, 1997, respectively, from $0 in the same periods of the previous year due to the acquisition of Videssence which has long-term debt and the Company's new utilization of capital lease lines for continued expansion of its computer animation and visual effects facilities.

Liquidity and Capital Resources

The Company has funded its operations to date primarily through cash from operations, its initial public offering of Common Stock and Warrants completed in November 1995 which generated net proceeds of approximately $3.2 million and, with respect to production costs for particular entertainment Projects, through production contracts with studios, networks and distributors who cover 100% of the production funding. Such production funds are received by the Company during the production stage of a Project. To date, the Company has been able to secure production financing from a major studio, network or distributor for all of its Projects. While the Company believes that similar financing arrangements can be made for future productions, there can be no assurance that the Company will be successful in obtaining such production financing. In that event, the Company would have to secure alternative sources for financing Projects. Moreover, as the Company continues to develop new forms of high technology production activities and projects for new entertainment ancillary markets, it may elect to make additional funding commitments for these new projects and to cover the resulting increased overhead with its cash flow or other financing methods, as necessary. These potential, new financial commitments, if pursued, could create additional risk for the Company as to whether it will recover the costs of its investment and generate a profit.

During the three months and six months ended December 31, 1997, the Company derived approximately 97% of its entertainment production revenues from its agreements with Warner Bros. relating to the production of the "Babylon 5" series and the associated made for television movies. If the "Babylon 5" series is not renewed through an additional agreement extension after the current fifth season of production ending approximately May 1998, and the Company is unable to replace the series with one generating comparable revenues, the Company's financial condition and operations could be materially adversely affected.

Cash used in operating activities was approximately $1.5 million for the six months ended December 31, 1997. The biggest uses of cash were a build up of inventory at Videssence due to lower sales and the development of a new line of lighting products for the film industry, and an increase in accounts receivable, also at Videssence, due to the termination of the Company's factoring agreement in July. Accounts receivable in the Company's entertainment production activities also increased due to production timing. Further, this period saw a large decrease in accounts payable as pre-billed items for the Company's "Babylon 5" series and its movies of the week were used for production.

Effective July 1997, the Company's Videssence subsidiary obtained a $750,000 line of credit with a bank, guaranteed by the Company, which required monthly payments of interest on outstanding principal amounts at 2% above the bank's reference rate. The loan documents also require the Company to comply with certain restrictive covenants, including maintaining a minimum working capital and specific financial ratios. As of December 31, 1997, the Company owed an outstanding principal amount of approximately $405,259 on such line.

Management believes that its present cash position and overall liquidity will enable the Company to meet its operating commitments for the next twelve months. As of December 31, 1997, the Company's sources of liquidity included cash and cash equivalents totaling approximately $1.2 million, of which approximately $550,000 is contractually committed to fund specific Projects. The Company has approximately $566,000 of outstanding debt and approximately $764,000 of outstanding capital leases as of December 31, 1997. Of the latter, approximately $110,000 and $576,000 was added during the three months and six months ended December 31, 1997, respectively, for equipment additions to its in-house post-production and graphics/animation facilities.

PART  II.     OTHER INFORMATION

Item 4.	  Submission of Matters to a Vote of Security Holders

The Company's 1997 Annual Meeting of Shareholders was held on November 14, 1997. The matters brought before the shareholders and the respective final tallies of the votes were as follows:

       1. Election of a Board of Directors.

                                                        Abstain or 	  Broker
          Directors	              For      	Against	     Withheld	   Non-votes
          ---------               ---       -------     ----------   ---------
          Douglas Netter	      3,022,206	         0	      8,710           	  0
          John Copeland	       3,022,106	         0	      8,810	             0
          Kate Netter Forte	   3,022,506	         0	      8,410	             0
          Leonard Silverman	   3,022,106	         0	      8,810	             0
          Paul Costa	          3,022,506	         0	      8,410	             0
          Lennart Ringquist	   3,021,806	         0	      9,110	             0

       2. Proposal to amend Netter Digital Entertainment's Certificate of Incorporation to increase the number of authorized shares of Common Stock, par value $.01, from 6,000,000 to 20,000,000.

                                                      	 Abstain or	   Broker
	                                For	       Against	     Withheld	   Non-votes
                                 ---        -------     ----------   ---------
          Proposal Approved  	2,999,466	     27,740	       3,700	           10

       3. Proposal to adopt the 1997 Incentive Stock Option Plan.

                                                       	Abstain or	   Broker
                               	 For	       Against	     Withheld	   Non-votes
                                 ---        -------     ----------   ---------
          Proposal Approved	  2,218,201	     50,325	       5,500	      756,890

       4.  Proposal to adopt the 1997 Director's Stock Option Plan.

                                          			           Abstain or	   Broker
                         	       For	       Against	     Withheld	   Non-votes
                                 ---        -------     ----------   ---------
          Proposal Approved 	 2,213,661     	53,615	       6,750	      756,890

Item 6.	Exhibits and Reports on Form 8-K

(a.)	   Exhibits

       	Exhibit	        Description
        -------         -----------
        		10.1          Consulting Agreement, dated October 1, 1997, by and
                        between Netter Digital Entertainment, Inc. and Geoffrey
                        Talbot. (1)
          10.2          Stock Option Agreement, dated October 1, 1997, by and
                        between Netter Digital Entertainment, Inc. and Geoffrey
                        Talbot. (1)
        		27	           Financial Data Schedule. (1)
        ----------------------
        (1) Filed herewith.

(b.)	   Reports on Form 8-K

       	None.







                                 SIGNATURE



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NETTER DIGITAL ENTERTAINMENT, INC.
                                            Registrant



Dated: February 12, 1998	                   By: /s/Chad Kalebic
                                            ---------------------------
                                            Chad Kalebic
                                            Chief Financial Officer