Form 10QSB
period 1998-03-31
NETTER DIGITAL ENTERTAINMENT INC
filed 1998-05-15
CIK 1001592

Form 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.


(X)            Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the Quarterly Period Ended March 31, 1998     Commission File No. 0-26884


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

                         YES      X        NO ___


As of May 14, 1998 the Registrant had 3,334,405 shares of its Common Stock, $.01 par value, issued and outstanding.








               NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                                  FORM 10-Q
                                March 31, 1998
                                    INDEX


PART I.	FINANCIAL INFORMATION
                                                                       	PAGE
Item 1.	Financial Statements (Unaudited)	                              NUMBER
                                                                       ------

        Consolidated Balance Sheet as of March 31, 1998                   3

        Consolidated Statement of Operations for the three-month
        and nine-month periods ended March 31, 1998 and
        March 31, 1997.                                                   4

        Consolidated Statements of Cash Flows for the nine-month
        periods ended March 31, 1998 and March 31, 1997.	                 5

        Notes to Consolidated Financial Statements	                     6-7


Item 2.	Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                    	7-11

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	                                11

Signatures		                                                             12










                              Page 2 of 12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

               NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET


                                                                     March 31,
                                                                       1998
                                                                   ------------
                                                                    (Unaudited)
                                   ASSETS
                                   ------
CURRENT ASSETS:
  Cash and cash equivalents                                      $    1,025,207
  Accounts receivable, net of allowances of $22,434                   2,020,080
  Due from officer                                                      155,897
  Inventory                                                           1,488,883
  Production costs, net                                                 265,768
  Other                                                                 156,679
                                                                  --------------
      TOTAL CURRENT ASSETS                                            5,112,514

EQUIPMENT,  net                                                       2,019,993

GOODWILL, net                                                         1,964,512

DEPOSITS AND OTHER ASSETS                                               280,460
                                                                  --------------
                                                                 $    9,377,479
                                                                  ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and production fee advances                   $    2,470,314
  Accrued expenses                                                      287,635
  Deferred revenue                                                      255,234
  Short term notes payable                                              395,103
  Current portion of long-term debt                                      95,427
  Current portion of capital lease obligations                          268,397
                                                                  --------------
        TOTAL CURRENT LIABILITIES                                     3,772,110

CAPITAL LEASE OBLIGATIONS                                               434,557

MINORITY INTEREST                                                           500
                                                                  --------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $.001 par value, 2,000,000 shares
    authorized; 51,859 shares issued and outstanding                    304,366
  Common stock, $.01 par value, 20,000,000 shares
    authorized; 3,334,405 shares issued and outstanding                  33,344
  Additional paid-in capital                                          4,726,171
  Retained Earnings                                                     106,431
                                                                  --------------
          TOTAL STOCKHOLDERS EQUITY                                   5,170,312
                                                                  --------------
                                                                 $    9,377,479
                                                                  ==============

The accompanying notes are an integral part of the consolidated financial statements.

                              Page 3 of 12

              NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                          Three Months Ended Mar. 31,     Nine Months Ended Mar. 31,
                                          ---------------------------     --------------------------
                                              1998          1997               1998        1997
                                          ---------------------------     ---------------------------
                                           (Unaudited)   (Unaudited)       (Unaudited)   (Unaudited)

REVENUES:
   Production                             $  6,710,319   $  6,458,340    $ 20,226,700   $ 15,879,952
   Sales                                     1,180,921      1,190,030       3,073,760      1,190,030
                                           ------------   ------------    ------------   -----------
      TOTAL REVENUES                         7,891,240      7,648,370      23,300,460     17,069,982
                                           ------------   ------------    ------------   -----------
EXPENSES:
   Production                                6,035,065      5,910,107      18,089,315     14,399,458
   Cost of goods sold                          590,514        362,780       1,519,365        362,780
   General and administrative                1,115,451      1,243,428       3,359,437      2,275,051
   Amortization of goodwill                     26,077         17,251          78,233         17,251
                                           ------------   ------------    ------------   -----------
        TOTAL EXPENSES                       7,767,107      7,533,566      23,046,350     17,054,540
                                           ------------   ------------    ------------   -----------

OPERATING INCOME (LOSS)                        124,133        114,804         254,110         15,442
                                           ------------   ------------    ------------   -----------

OTHER INCOME (EXPENSE):
   Interest income                               3,559         14,209          18,049         71,271
   Interest (expense)                          (44,589)       (38,641)       (137,538)       (38,641)
   Other income/(expense)                        3,728          4,133          12,481          4,301
                                           ------------   ------------    ------------   -----------
        TOTAL OTHER INCOME (EXPENSE)           (37,302)       (20,299)       (107,008)        36,931
                                           ------------   ------------    ------------   -----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                  86,831         94,505         147,102         52,373

PROVISION FOR INCOME TAXES                       7,500              -          38,000              -
                                           ------------   ------------    ------------   -----------

NET INCOME (LOSS)                         $     79,331   $     94,505    $    109,102   $     52,373
                                           ============   ============    ============   ============

Cumulative preferred stock dividend             10,745          7,072          31,964          7,072

Net Income to common shareholders         $     68,586   $     87,433    $     77,138   $     45,301
                                           ============   ============    ============   ============

Net Income (Loss) per common share,
     basic and assuming dilution          $       0.02   $       0.03    $       0.02   $       0.02
                                           ============   ============    ============   ============

Weighted average common shares outstanding   3,337,110      2,969,074       3,334,601      2,969,074
                                           ============   ============    ============   ============

<FN1>

The accompanying notes are an integral part of the consolidated financial statements.

                              Page 4 of 12

                  NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Nine Months Ended March 31,
                                                          --------------------------------
                                                                  1998           1997
                                                          --------------------------------
                                                             (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $     109,102   $     52,373
                                                           --------------  --------------
 Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
            Depreciation                                         354,382        155,540
            Amortization                                          90,341         17,251

Changes in operating assets and liabilities:
    (Increase) in accounts receivable                         (1,154,007)      (192,997)
    (Increase) in other current assets                           (38,566)       (17,750)
    (Increase) in inventory                                     (498,828)       (31,025)
    Decrease/(increase) in production costs                       28,951       (180,675)
    Decrease/(increase) in deposits and other assets              14,388        (56,655)
    Increase in accounts payable                                  58,677        386,031
    (Decrease)/increase in accrued expenses                      (18,907)        29,908
    (Decrease) in sales tax payable                                    -        (43,652)
    (Decrease) in deferred revenue                              (275,617)             -
                                                          ---------------   ------------
                                                              (1,439,186)        65,976
                                                          ---------------   ------------

    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES       (1,330,084)       118,349
                                                          ---------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                        (299,656)      (626,286)
    Advances to subsidiary prior to acquisition                        -       (275,000)
    Net cash used in acquisition (net of previously
      deferred acquisition costs of $113,396 and
      cash aquired)                                                    -       (352,527)
                                                          ---------------   ------------
    NET CASH (USED IN) INVESTING ACTIVITIES                     (299,656)    (1,253,813)
                                                          ---------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Decrease) in long-term debt                                       -            (95)
    Proceeds from sale of preferred stock                              -        250,939
    Increase in additional paid-in capital                             -            903
    Proceeds from line of credit                                 358,606              -
    Notes payable principal payments                             (60,632)             -
    Principal payments of capital lease obligations             (217,549)             -
                                                          ---------------   -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         80,425        251,747
                                                          ---------------   -------------

NET (DECREASE) IN CASH                                        (1,549,315)      (883,717)

Cash, beginning of period                                      2,574,522      2,181,223
                                                          ---------------   -------------

Cash, end of period                                         $  1,025,207    $ 1,297,506
                                                          ===============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
   Cash paid for interest                                   $    137,538     $    36,664
   Cash paid for income taxes                               $     10,617     $         -
 Noncash activity:
   Stock issued for legal fee settlement                    $     50,000     $         -
   Stock dividend                                           $     31,964     $     7,072
   Purchase of equipment through capital lease obligations  $    647,807     $         -

<FN1>

The accompanying notes are an integral part of the consolidated financial statements.

                              Page 5 of 12

               NETTER DIGITAL ENTERTAINMENT, INC AND SUBSIDIARIES

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1998, and the results of operations and cash flows for the three-month and nine-month periods ended March 31, 1998, and 1997 have been included.

The results of operations for the three-month and nine-month periods ended March 31, 1998, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended June 30, 1997.

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

DUE FROM OFFICER/RECEIVABLE FROM RELATED PARTY

On November 20, 1995, the Company's Chief Executive Officer entered into a promissory note with the Company in the amount of $194,876, bearing interest at 7.25% per annum. The remaining unpaid principal balance of $155,897 and accrued interest of $9,715 is due on May 20, 1998. The Company expects to extend the term of this note to May 20, 1999 upon payment of the accrued interest by Mr. Netter.

VIDESSENCE, INC.

On January 10, 1997, the Company completed its acquisition of Videssence, Inc. ("Videssence") through the merger of Videssence into NDEI. The following schedule combines the pro-forma financial results of operations of the Company and Videssence, Inc. for fiscal year 1997 as if the acquisition had occurred on

July 1, 1996 and includes such adjustments which are directly attributable to the acquisitions. Such results should not be considered indicative of the results that would have been achieved had the acquisition not occurred or the results that would have been obtained had the acquisition actually occurred on July 1, 1996.

                                               	Nine months ended
                                                	March 31, 1997
                                                -----------------
    Revenue	                                       $19,454,434
    Net loss	                                        ($275,610)
    Net loss per share, basic and diluted	              ($0.08)
    Shares used in computation	                      3,317,221


Item 2.	 Management's Discussion and Analysis of Financial Condition and
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

As discussed below, the Company recently secured an agreement to produce an all-new original television series entitled "Crusade" as well as two new made-for-television movies.

Computer Animation and Visual Effects Production Services. As an outgrowth of its traditional core business of developing and producing media Productions, the Company has recently entered the business of providing digital media production services to outside clients. From experience gained in producing its own Projects, especially "Babylon 5," the Company has developed significant expertise in computer graphics, digital post-production and various other digital imaging techniques which it can utilize to service outside clients. The Company believes that an active market exists for projects requiring creative, high quality, cost effective digital graphics and effects. These activities have been generating an increasing revenue stream over the past nine-month period as this division expands. The Company believes that this expansion should continue into the foreseeable future.

Videssence Lighting Products. The Company's Videssence subsidiary manufactures and distributes media lighting products which incorporate its patented
SRGB(tm) lighting technology. These products are used for the illumination of studios, stages and other production environments in the sound stage, motion picture, theater and theme park industries, as well as in the video conferencing, distant learning, and pre-press digital photography markets. The Company's high-tech fluorescent lights consume significantly less electricity than traditional incandescent production lighting products while generating greatly reduced amounts of heat. Thus, these lights are more comfortable for talent to work under and can generate significant electricity and air-conditioning related savings. The Company markets its lighting products in the USA and internationally through a network of distributors, dealers, and direct sales staff. To date, Videssence sales have been primarily to television studio and video production operations. The Company has recently introduced new products which have been developed for the film production markets and has begun actively marketing these products. Of course, there can be no assurance that the Company will successfully enter these markets.

Results of Operations

Net Revenues. The Company's net revenues for the third quarter and nine-month periods ended March 31, 1998 increased 3.2% and 36.5%, respectively, when compared to the same periods in the prior year. The increase for the nine-months ended March 31, 1998 resulted from the following factors: (1) The Company realized approximately $1.5 million of additional revenues from its "Babylon 5" television series due to increased production activity in the first half of fiscal 1998. As budgets for the consecutive broadcast seasons are similar, this increased activity will even out over the balance of the fiscal year; (2) during the first half of fiscal 1998, the Company produced two new made for television movies for Turner Network Television which contributed approximately $2.3 million in revenues; (3) since Videssence was acquired in the third quarter of fiscal 1997, the Company realized approximately $1.9 million of additional Videssence revenues for the first three quarters of fiscal 1998; and
(4) the Company's "Babylon 5" Fan Club and new Computer Animation and Visual Effects Production Service Division contributed approximately $600,000 more for the nine-month period ended March 31, 1998, as compared to the same period of the prior year. For the quarter ended March 31, 1998, the 3.2% increase in revenues over the same quarter of the prior year resulted primarily from $240,000 of additional revenues from the Fan Club and Production Service Division described in clause (4) above.

Gross Margin. The Company's gross margin decreased 2.0 percentage points to 16.0% for the three-month period ended March 31, 1998, as compared to the prior year. For the nine-month period, gross margin increased 2.3 percentage points to 15.8% over the same prior year period. The decrease in the quarter resulted from differing classifications of items in the cost of goods sold and general and administrative expense figures at Videssence which caused the gross margin to be higher than usual during this quarter of last year. These classifications were corrected in the fourth quarter of fiscal 1997. The increase in the nine-month period resulted from two factors: First, the gross profit from the Company's entertainment production business increased to approximately $2.1 million (approximately 10.6% of revenues from entertainment production activities) for the nine-month period ended March 31, 1998, up from approximately $1.5 million (approximately 9.3%) for the same period the previous year. This increase was the result of the Company bringing in-house a significant amount of post-production and graphics/animation work, greatly reducing its need for outside production services. Second, sales of the Videssence lighting products generated gross profits of approximately $1.6 million (with gross margin of approximately 50.6%) for the nine-month period ended March 31, 1998.

General and Administrative Expenses. General and administrative expenses were approximately 14.1% and 14.4%, respectively, as a percentage of net revenues for the three-month and nine-month periods ended March 31, 1998 as compared to 16.3% and 13.3% for the same prior year periods. As noted above, the differing in the classification of expenses at Videssence caused its G&A expenses to be higher than usual during the third quarter of fiscal 1997. The increase in the nine-month period resulted from the acquisition of Videssence which added approximately $1.7 million to such expenses.

Operating Income (Loss). The Company achieved operating incomes of approximately $124,000 and $254,000 for the quarter and nine-months ended March 31, 1998. In the quarter ended March 31, 1998, the Company's Entertainment Production activities and Videssence operations combined their operating incomes of approximately $100,000 and $24,000, respectively. For the nine-month period ended March 31, 1998, operating income of approximately $432,000 from its Entertainment Production activities offset an operating loss of approximately $178,000 from its Videssence activities. This improvement in the operating income of Videssence over the previous quarters can be attributed to the recently implemented cost-cutting measures and the sale of recently completed new products.

Other Income and Expenses. Interest income decreased to $3,560 and $18,050 for the quarter and nine-month periods ended March 31, 1998, respectively, compared to $14,209 and $71,271 for the same prior year periods, as proceeds from the Company's November 1995 initial public offering were drawn from short term investments and used for expansion of its in-house post-production and graphics/animation facilities during fiscal 1997 and working capital for Videssence. Interest expense increased to $44,589 and $137,538 for the three-months and nine-months ended March 31, 1998, respectively, from $38,641 in the same periods of the previous year due to the acquisition of Videssence which has long-term debt and other credit facilities and the Company's new utilization of capital lease lines for continued expansion of its computer animation and visual effects facilities.

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

During the three-months and nine-months ended March 31, 1998, the Company derived approximately 96% and 97% of its entertainment production revenues, respectively, from its agreements with Warner Bros. relating to the production of the "Babylon 5" series and the associated made for television movies. The Company has secured an agreement to produce a new series based on "Babylon 5" which will replace it after the end of the current season in May 1998. This new series, entitled "Crusade," will be in production during fiscal year 1999. The two new made-for-television movies will bridge the end of the original
"Babylon 5" series to the beginning of the "spin-off" series, "Crusade."

Cash used in operating activities was approximately $1.3 million for the nine-months ended March 31, 1998. The biggest uses of cash were a build up of inventory at Videssence due to the development of a new line of lighting products for the film industry, and an increase in accounts receivable, also at Videssence, due to the termination of the Company's factoring agreement in July. Accounts receivable in the Company's entertainment production activities also increased due to production timing. Further, this period saw a large decrease in deferred revenue as pre-paid items for the Company's "Babylon 5" series and its movies of the week were used for production.

Effective July 1997, the Company's Videssence subsidiary obtained a $750,000 line of credit with a bank, guaranteed by the Company, which required monthly payments of interest on outstanding principal amounts at 2% above the bank's reference rate. The loan agreement also requires the Company to comply with certain restrictive covenants, including maintaining a minimum working capital and specific financial ratios. As of March 31, 1998, the Company owed an outstanding principal amount of approximately $359,000 on such line.

Management believes that its present cash position and overall liquidity will enable the Company to meet its operating commitments for the next twelve months. As of March 31, 1998, the Company's sources of liquidity included cash and cash equivalents totaling approximately $1.0 million, of which approximately $600,000 is contractually committed to fund specific Projects. The Company has approximately $491,000 of outstanding debt and approximately $702,000 of outstanding capital leases as of March 31, 1998. All of the outstanding capital leases were added during the first six-months of fiscal 1998 for equipment additions to its in-house post-production and graphics/animation facilities.


PART  II.     OTHER INFORMATION

Item 6.    	Exhibits and Reports on Form 8-K

(a.)       	Exhibits

           	Exhibit	      Description
            -------       -----------
             10.1         Equipment lease with Comerica Leasing Corporation. (1)
             10.2         Equipment lease with Digital Financial Services. (1)
           		27          	Financial Data Schedule. (1)
            ----------------------
            (1) Filed herewith.

(b.)	       Reports on Form 8-K

           	None.

                              SIGNATURE



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NETTER DIGITAL ENTERTAINMENT, INC.
                                    Registrant


Dated: May 14, 1998               	 By: /s/Chad Kalebic
                                    Chad Kalebic
                                    Chief Financial Officer