Form 10KSB
period 1998-06-30
NETTER DIGITAL ENTERTAINMENT INC
filed 1998-09-25
CIK 1001592

SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.  20549

                              FORM 10-KSB

           (X)	Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 1998			      Commission File No. 0-26884



                    NETTER DIGITAL ENTERTAINMENT, INC.
          (Exact name of Small Business Issuer in its Charter)


         	Delaware	                                95-3392054
  (State or other jurisdiction         (I.R.S. Employer Identification No.)
        of incorporation)



                        5125 Lankershim Boulevard
                   North Hollywood, California  91601
                 (Address of principal executive office)

         Registrant's telephone number, including area code: 818-753-1990



          Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class 	                               Name of Each Exchange
-------------------                                	Which Registered
                                                    ----------------
Common Stock, $.01 Par Value	                            NASDAQ
Common Stock Purchase Warrants	                          NASDAQ

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

                          YES     X         NO ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K-SB or any amendment to this Form 10-KSB. [X]

   The Registrant's revenues for the most recent fiscal year were $ 32,312,551.


The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the closing price of the Common Stock on the NASDAQ Automated Quotation System on September 23, 1998 was $2,711,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates.

As of September 23, 1998, there were 3,334,405 shares of common stock outstanding.



                        DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction E(3) to this form, the information required by Items 9, 10, 11, 12 and 13 of Part III hereof is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on November 16, 1998.


Transitional Small Business Disclosure Format:
Yes________________ No     X





                                    PART I.

ITEM 1.	   	BUSINESS

Introduction

Netter Digital Entertainment, Inc. (the "Company") is engaged in three primary business activities:

- Entertainment Production. The Company is engaged in the acquisition, development and production of television series, made-for-television movies, documentaries, theatrical motion pictures, theme park attractions and multimedia products (collectively and individually referred to as the "Productions" or "Projects"). The Company specializes in combining live action film production with computer graphics and other digital imaging in the creation of dramatic series, documentaries, and children's programming, utilizing state-of-the-art entertainment production technology. With its recent work on the children's series, "Voltron:The Third Dimension" ("Voltron"), the Company is at the forefront of the fully animated or animation intensive production market for television. The Company's general practice has been to sell or license its Productions under a production contract with a major entertainment studio or distributor who is responsible for the production costs of the Production.
Since its November 1995 initial public offering, the Company has increased the number of Projects it has in development for sale to the major studios and distributors. The Company's unique, vertically integrated digital production process which closely links live-action film production with computer graphics production and digital post-production, is well suited to attract state-of-the-art creative projects that can be produced efficiently while being digitally pre-purposed for various multimedia software platforms.

- Computer Animation and Visual Effects Production Services. As an outgrowth of its traditional core business of developing and producing media Productions, the Company has entered the business of providing digital media production services to outside clients. In support of its own Productions, the Company has developed significant expertise in computer graphics production, digital post-production and various other digital imaging techniques. The quality and popularity of the Company's productions has created industry-wide recognition of its creative and technical skills in these areas. The Company believes that an active market exists for projects requiring creative, high quality, cost effective digital graphics and effects. In order to more fully exploit its strengths in these areas, the Company formed the Netter Digital Technologies division in the fourth quarter of fiscal 1997 to market computer graphics and digital post-production services to outside clients.

- Videssence(tm) Lighting Products. The Company's Videssence subsidiary manufactures and distributes media lighting products which incorporate its patented SRGB(tm) lighting technology. These products are used for the illumination of studios, stages and other production environments in the television, motion picture, theater and theme park industries as well as in the video conferencing, distant learning, and pre-press digital photography markets. The Company's high-tech fluorescent lights consume significantly less electricity than traditional incandescent production lighting products. Additionally, they generate light without the higher level of heat that traditional incandescent production lighting products generate. As a result, they are much more comfortable for the talent working under them. The Company markets its lighting products in the USA and internationally through a network of manufacturer's representatives, distributors, dealers, and direct sales staff.

Background

The Company commenced operations as a television production company in 1979 doing business as Rattlesnake Productions, Inc. ("RPI"). In September 1995, the Company was reincorporated under the laws of the State of Delaware and changed its name to Netter Digital Entertainment, Inc. The Company's first production was the network mini-series "Louis L'Amour's The Sacketts."
The Company has produced thirteen productions, most recently, the award winning primetime television series "Babylon 5" and an all new computer animated children's series, "Voltron." Throughout this period, the Company has employed leading edge digital production techniques, such as three dimensional computer graphics, digitally created virtual sets, surround stereo audio mixing, and digital editing of both picture and sound. The Company's production methodology employs standard desktop computer platforms that are relatively inexpensive and easily upgradable. This creates substantial efficiencies, allowing projects to be produced at lower costs.

The Company has demonstrated it can develop and deliver Projects at production costs and quality levels consistent with market requirements. Historically, it has contained operating overhead by supplementing its permanent staff with freelance production staff as required for each Production. Further, over the past year, the Company has expanded its in-house capacities with broader based in-house computer graphics, animation and post production capabilities. These expanded in-house facilities, combined with the Company's internally developed production methodology and techniques, has yielded particularly competitive production costs in its recent Projects.

The Company completed its initial public offering of securities in November 1995. The Company's Common Stock and Stock Purchase Warrants are listed on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") and are traded in the NASDAQ Small Cap Market under the symbol "NETT" and "NETTW," respectively.

In January 1997, the Company branched into manufacturing with its acquisition of Videssence, Inc. ("Videssence"), a designer, manufacturer, and distributor of lighting products which incorporate its patented SRGB(tm) light technology for the illumination of studios, stages and other production environments in the television, motion picture, theater and theme park industries. Videssence was founded in 1989 and initially marketed products to the television studio market. These products proved to be a viable alternative to traditional incandescent lights which generate an abundance of "heat" for the relatively low amount of usable light which they produce. Today, Videssence's lighting fixtures are installed in over 500 studios throughout the world, covering forty countries, including CNN, CBS, NBC ABC, and the BBC.

                            RELEASED PROJECTS

Title              Principal Cast Members        Programming           Air Date
                   or Voices
-----              ----------------------        -----------           --------
Voltron:The Third  Tim Curry, Billy West         Children's            1998
        Dimension                                Television Series

Babylon 5          Bruce Boxleitner, Tracy       Television Series *   1993 -
                   Scoggins**                                          Present

Hypernauts         Glenn Herman, Heidi Lucas,    Children's            1996
                   Marc Daniel                   Television Series

The Gathering      Michael O'Hare, Mira Furlan   TV Movie/Pilot for    1993
                                                 "Babylon 5" series

Siringo            Brad Johnsen, Chad Lowe,       Television Movie     1995
                   Crystal Bernard

The Wild West      Jack Lemmon, James Coburn,     Documentary Series   1993
                   Helen Hunt, Bruce Boxleitner

Captain Power      Tim Dunnigan, Peter MacNeill,  Television Movie     1989
and The Soldiers   Jessica Steen
of the Future;
The Legend Begins

Captain Power      Tim Dunigan, Peter MacNeill,   Children's Series    1987-1988
and the Soldiers   Jessica Steen
of the Future

Five Mile Creek    Louise Caire Clark,            Cable                1983-1986
                   Rod Mullinar                   Television Series

Louis L'Amour's    Cindy Pickett, Mary Larkin     Network Pilot        1982
Cherokee Trail     Timothy Scott

Wild Times         Sam Elliot, Ben Johnson,       Television           1980
                   Bruce Boxleitner               Mini-Series

Roughnecks         Ana Alicia, Vera Miles,        Television           1980
                   Cathy Lee Crosby, Steve        Mini-Series
                   Forrest, Harry Morgan

The Buffalo        Stan Shaw, Richard Lawson,     Network Pilot        1979
Soldiers           John Beck, Hilly Hicks

Louis L'Amour's    Sam Elliot, Tom Selleck        Network              1979
The Sacketts       Glenn Ford, Ben Johnson        Mini-Series

*	Five seasons of 22 one hour episodes were produced, one season per year, in
1993 through 1997.  A spin-off of this series, called "Crusade," consisting of
22 one hour episodes is currently in production for delivery in the 1998-1999 television season.  In addition, the Company has produced two made for television movies which aired in 1998 and is currently producing two additional movies for Turner Network Television which will air in 1999.
**	Tracy Scoggins replaced Claudia Christian in the fifth season.

Business Strategy

Historically, the Company's strategy has been to develop and produce high quality leading edge programming which is financed 100% by the major entertainment studios, networks and television distributors, with the Company avoiding the financial risk of funding its Projects. Because the Company receives the full cost of the production, its profit potential is usually limited to production margins, producer fees and a share of the distributors' net profits, if any. The key elements of the Company's strategic growth plan are:

-Entertainment Production. The Company's increased in-house post production and graphics/animation capacity has helped to streamline its production times and increase its ability to handle more projects. This division's strategic plan is to achieve a capacity to concurrently produce three major television or feature film projects. These would be either joint venture productions in conjunction with a major studio or distributor, or will be the Company's own Productions. Discussions along these lines are on-going and will come to fruition if and when projects that meet the Company's criteria for profitability and success are successfully developed and placed. The Company has also established an objective to retain greater equity participation in the projects it produces. The retention of ancillary exploitation rights such as merchandising, and the licensing of individual multimedia markets or entertainment platforms such as the Internet, are areas of particular interest to the Company.

- Computer Animation and Visual Effects Production Services. From experience gained in producing its own projects, especially "Babylon 5," the Company has developed significant expertise in computer graphics, digital post-production and various other digital imaging techniques and has gained growing recognition throughout the entertainment industry for producing highly creative visual effects while maintaining tight budgetary control. In order to more fully exploit these strengths, the Company formed the Netter Digital Technologies division in the fourth quarter of fiscal 1997 to market computer graphics and digital post-production services to outside clients. The Company has provided visual effects and post-production work in the feature film, television production, television promotion, industrial/corporate video and television commercial segments. In the fourth quarter, the Division finalized deals which started production on a 3-D animated children's series, "Voltron," and the graphics for a new electronic video game, bringing it into two new segments.
The Company is increasing its efforts in this area and will continue to bid on numerous outside projects on a larger scale, including feature films, television mini-series and commercials.

- Videssence Lighting Products. Videssence's strategic growth plan is to use its SRGB(tm) technology and its association with the Company to create new products for entry into new market segments that it feels will provide significant growth potential. In the middle of the year, the Company introduced new products which were developed for the film production markets which utilize film rather than video cameras, as well as, a line of portable and kit oriented products that are being marketed to the location and portable studio markets for both film and video camera production applications. In regards to general lighting, film and video media are formulated differently and require specific lighting calibrations. The Company believes that a large market exists in film lighting applications and that the same product advantages that prompted a wide acceptance in video camera production applications will also be successful in film production applications. The Company hopes that it will be able to steadily increase its market share in the film lighting arena in the coming year. In the latter part of fiscal 1998, Videssence also introduced the Zones, a line of low price point lighting instruments aimed at non-studio applications such as corporate video production, teleconferencing, schools
(distant learning), government council chambers, and many other areas. The Company believes that this will also be a growing market for its lighting products.

Entertainment Production

Current Production. Since 1993, the Company, through its 51%-owned subsidiary, Babylonian Productions, Inc., has produced the award winning television series, "Babylon 5," in association with its creator, J. Michael Straczynski, for Warner Bros. Prime Time Entertainment Network ("PTEN"). By the end of fiscal 1998, the "Babylon 5" series consisted of 110 original one-hour episodes. While traditionally seen in syndication, the fifth season of "Babylon 5" premiered on Turner Network Television ("TNT") in January 1998. At the end of fiscal 1998, the Company began production on an all new, "spin-off" series to this popular franchise entitled "Crusade," which will air on TNT in January 1999. The Company is scheduled to produce 22 episodes throughout fiscal 1999. In addition, work has commenced on two all new "Babylon 5" made for television movies, one of which will serve as a transition from "Babylon 5" to "Crusade." TNT began airing the fifth season of "Babylon 5" and re-runs of the first four seasons in January 1998, making TNT the exclusive "home" of the "Babylon 5" franchise in the United States. Warner Bros. continues to directly market the series overseas. With the new production of the series "Voltron" underway through its Netter Digital Technologies division, the Company is now positioned to undertake additional children's and prime-time series utilizing 100% computer animation.

Development. The development of new material or properties for television, film and new multimedia productions is essential to the Company's future growth. It is the Company's intention to begin to take greater equity ownership of certain future Projects, thus creating the potential for greater ancillary rights and profit participation. Typically, the Company either acquires an option to purchase, or creates or co-creates its own, concept, outline, treatment, script, or literary rights (a "Property") on which it will base a television series or movie. When acquiring existing Properties by option, the Company will usually pay a nominal fee for a six-month or longer option against a more substantial price if the Company exercises the option and purchases the Property. Such options enable the Company to develop and secure a production commitment before actually acquiring the property. Terms of the options vary significantly and are dependent upon the credibility of and prior success of the writer/owner of the Property, the revenues the Company estimates can be received from exploitation of the Property and the estimated cost of further development and production. Certain agreements may provide for additional payments to writers upon the sale, production, or distribution of a Project and may also provide for participation in revenues or profits from these Projects.

On a continuing basis, the Company has numerous projects in various stages of development. The Company allocates a significant portion of the time and energy of its staff to search for potentially viable material and for the development of concepts, treatments and screenplays. As of June 30, 1998, approximately $250,000 had been spent or committed by the Company in connection with the development of Projects that are currently active. Although a number of projects which the Company develops are subsequently abandoned, the Company believes that these expenditures are necessary if the Company is to develop suitable Projects which have a chance of achieving commercial success. It is not the practice of the Company, however, to expend substantial sums on a per project basis, unless it believes that there is a strong likelihood of a financing, production and/or distribution commitment from third parties.

Financing. Traditionally, the Company's practice has been to fund production costs for particular Projects through production contracts with studios, networks and distributors who cover 100% of the production funding. The Company has been able to secure such production financing to date, and intends to continue this general practice for financing its projects in the foreseeable future. However, as discussed above, for certain future Projects, the Company's strategic intent is to retain equity participation including, for example, the retention of ancillary exploitation rights such as merchandising. While this strategy may require additional overhead and equity investment by the Company, as well as corresponding additional financial risk, it is expected to provide a greater upside on successful projects through equity participation. These projects will be considered by management on a case by case basis.

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

The entertainment business in general, and the television, multimedia and motion picture businesses in particular, are undergoing significant changes, primarily due to technological developments. These developments have resulted in the availability of alternative forms of leisure time entertainment, expanded pay television services, the Internet and more readily available multimedia home entertainment equipment. The number of episodes of a television series and the ability to retain ancillary rights remains a critical factor in generating revenues in other media. Given the nature of technological development and shifting consumer tastes, it is impossible to predict what effect technological and other changes will have on the potential overall revenue from television and motion pictures.

Computer Animation and Visual Effects Production Services

Current Outside Client Productions. The Company, under its Netter Digital Technologies division, began to solicit work for its digital media production services business in the fourth quarter of fiscal 1997. As the process for orchestrating the integration of outside service work with the Company's own current in-house productions was new, the Company started with a small number of jobs in different segments of the market. Since then, the Company has provided visual effects and post-production work in the feature film, television production, television promotion, industrial/corporate video and television commercial segments. In the fourth quarter of fiscal 1998, the Division finalized deals and started production on a 3-D animated children's series entitled "Voltron:The Third Dimension" and the graphics for a new electronic video game with a major entertainment company, bringing it into two new segments. "Voltron" is the biggest undertaking to date of the division and represents the first time a U.S. company has created a television series entirely in 3-D animation. This children's series consists of 22 episodes and will begin airing in September 1998. The Company is continuously bidding on numerous outside projects on a larger scale, including feature films, television mini-series and commercials.

Growth Strategy. Through its work on "Babylon 5," the Company has pioneered many aspects of visual effects creation utilizing desktop computers. The Company's strategy is to combine its technical expertise with the cost efficiencies resulting from its production methodology, to penetrate what the Company believes is an active market for projects requiring creative, high quality digital graphics and effects produced in a cost effective manner. Further, the Company is one of the few companies which offer the ability to perform visual effects and post-production work under the same roof.

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

The Company now offers a multitude of services such as: digital visual effects, 3D modeling and animation, compositing, matte painting, roto, online editing, offline editing, art direction, and on-set supervision. The Company also has a state-of-the-art motion capture facility which enables it to efficiently animate 3-D character movements. All of these services run on multiple hardware platforms and utilize many different software programs such as: Alias, Discreet Logic, SoftImage, Lightwave 3D, Illusion, After Effects, Electric Image, and Matador Paint. The Company employs these platforms on numerous hardware platforms including SGI, Windows NT, and Macintosh computers. All of these different platforms give the Company the luxury of flexibility that most other facilities do not enjoy.

Competition. The Production Services business faces significant competition from numerous independent visual effects and post-production houses. The entertainment industry, especially in Southern California, is filled with companies, large and small, which offer these services. With the advancements of technology, the costs of the computer systems used to create special effects, along with the associated software, have fallen dramatically opening up the market to many start-up companies. As the Company expands in this market, it will face competition from larger entities with greater experience and financial resources such as Industrial Light and Magic, Digital Domain and Digital Magic.

Videssence Lighting Products

Current Products. Videssence has successfully manufactured and marketed a broad line of lighting products utilizing its patented SRGB(tm) lighting technology since 1989. This patented technology has stabilized the fluorescent light source by eliminating the "flicker" or "strobe effect" thus rendering it effective for media production lighting. SRGB(tm) lighting fixtures utilize tri-color content (red, blue and green color values) lamps enclosed in proper reflectors and fixtures. Since 1989, Videssence has successfully developed the first energy efficient, technically color correct alternative to the incandescent lighting used in television, motion picture production and photography. Videssence's high-tech fluorescent lights consume far less energy and generate light with a lower level of heat than incandescent lights. Historically, Videssence's products have been marketed to customers who operate video production facilities or television news studios, both of which utilize video cameras in production. The end-users in these markets have accepted Videssence's Studio 2000 product line which has generated the majority of the company's sales to date. These products are now installed in over 500 news studios around the world including CNN, ABC World News Tonight With Peter Jennings, CBS and affiliates, NBC and affiliates, the BBC, China Central Television (CCTV) and numerous other prominent news broadcasters. Videssence's products have also been introduced into the video conference/distant learning market and the digital photography market.

Since July 1995, Videssence has been adapting technology from the Studio 2000 product line and has been developing new product components to work in conjunction with film (vs. video) applications and productions. The new Vid-Strip power distribution and Vista dimming control products have been tested and proven on the Company's "Babylon 5" sound stage and have been well received. With the development of the custom phosphor SRGB(tm) Cinelamps and the custom remote ballast, the ET-250 SRGB(tm) E-Drive which are compatible with the existing Studio 2000 products, Videssence has prepared itself for entry into all production markets, whether in operations using film or video technology.

In the beginning of calendar year 1998, Videssence completed a new line of products to be marketed to the location and portable studio markets for all media production lighting applications. Its Koolite and Koolhead line are a range of lightweight metal fixtures and folding plastic fixtures, respectively, suitable for sale to the rental or production lighting industries. The new Koolkits represent prepackaged Koolite products for media production professionals needing studio quality lighting when they are in the field.

Product Development. At the end of fiscal 1998, Videssence completed development on the Zones product line which represent a nine fixture family of SRGB(tm) lighting capable of replacing 500 to 5000 watt incandescent fixtures. Each fixture is sold with accessories that convert a fixture's pattern from very large to small zones of lighting. The concept of this line was to be a simple, low-cost "solution" to any lighting professional who desired an inexpensive, easy to adopt and use lighting system. The Company will market the Zones products for non-studio applications such as corporate video production, teleconferencing, schools (distant learning), government council chambers, and many other areas.

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

Marketing. Videssence markets its products in the USA and internationally through a network of manufacturer's representatives, dealers, distributors and direct sales staff. The company utilizes direct marketing with trade promotions, advertising, attendance at recognized industry trade shows and a detailed internet web site to reach its customer base and support its sales/distribution network. With its new product offerings and new target markets, Videssence restructured and expanded its sales and distribution network in fiscal 1998 signing on a significantly increased number of professional selling organizations compared to a year ago. Furthermore, with the advent of its new Zones line, Videssence has entered an agreement with a major New York based international mass marketer to feature the Zones in their upcoming direct mail catalog.

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

Employees

At June 30, 1998, the Company employed 69 persons full-time in its principal executive offices and post-production/animation facilities. Of such persons, four are officers. The balance are production, clerical and administrative personnel. The Company is currently staffed to handle its current workload and a specific amount of incoming outside production services business. The Company anticipates increasing its technology, computer graphics animation and post production facilities as well as its staffing requirements in the upcoming fiscal year as new projects are undertaken. The Company is continuing to review its staffing requirements and additions or reductions in staff may be made if appropriate in the opinion of management.

When the Company is in production, as many as 120 additional people may be engaged by the Company at its production studio for periods of nine months or longer. The Company has granted, and will grant, to actors, directors, screenwriters, and other important creative and financial elements, rights to participate in the net profits or gross revenues of particular projects. Similar participation is required pursuant to the terms of certain collective bargaining agreements.

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

At June 30, 1998, Videssence employed 22 persons full-time at its principal executive offices, manufacturing/distribution facility, and satellite sales offices in Pennsylvania and Illinois. Of such persons, one is an officer, 6 are engaged in sales and sales support, 6 were engaged in manufacturing and the remainder were engaged in management, marketing, engineering or administration. Videssence believes its relations with its employees are satisfactory.

ITEM 2.	   	REAL PROPERTY

The Company leases its principal executive offices and post-production and animation facilities in a new, state-of-the-art building with 22,000 square feet located at 5125 Lankershim Blvd., North Hollywood, California 91601. The lease, which started in July 1997, is for seven years with annual minimum rent of $277,000. The Company has an option to extend the lease for two additional five year terms. The Company leases approximately 80,000 square feet of studio facilities located at 8615 Tamarack Avenue, Sun Valley, California 91352 on an annual basis under two leases which expire in June 1999. The aggregate annual minimum rent for these facilities is $385,000, and one of the two leases for the studio facilities, representing approximately 20,000 square feet, has three options to renew for one year each. The Company also leases two spaces for Videssence's manufacturing facilities, warehousing, and administrative offices which are located at 341 and 360 Beach Rd., Burlingame, California 94010. The lease for the former facility is for 4,500 square feet and expires in December 1998 while the second is for 8,000 square feet and expires in November 2000 with an annual minimum rent of $77,000. The Company is currently evaluating its overall space requirements for its Videssence subsidiary. Rent expense for the year ended June 30, 1998 was approximately $790,000.

ITEM 3.   		LEGAL PROCEEDINGS

In the normal course of business, the Company is from time to time party to various actions which in the aggregate are not believed by management to be material to its financial condition


ITEM 4.   		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1998.

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


The following table sets forth the high and low sales price per share of the Common Stock as reported by NASDAQ for each quarter within the last two fiscal years.

           Quarter Ended          High sales        Low sales
           -------------          ----------        ---------
           September 30, 1996         $5.75            $3.50
           December 31, 1996          $4.38            $1.75
           March 31, 1997             $4.69            $2.50
           June 30, 1997              $4.44            $3.50
           September 30, 1997         $3.88            $2.13
           December 31, 1997          $3.25            $1.75
           March 31, 1998             $2.75            $1.50
           June 30, 1998              $6.00            $1.63

On September 23, 1998, the closing prices of the Common Stock as reported by NASDAQ were $1.63 bid and $1.94 ask. On such date there were 34 holders of record of the Common Stock. The number of shareholders does not take into account shareholders for whom shares are being held in the name of brokerage firms or clearing agencies.

The Company has never paid any dividends on the Common Stock. The Company intends to retain earnings and capital for use in its business, and no cash dividends are expected to be paid on the Common Stock in the foreseeable future.

ITEM 6.    	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS


EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS ADDRESSED IN THIS ITEM 6 CONSTITUTE "FORWARD LOOKING STATEMENTS"
WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO A VARIETY
OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED UNDER THE
HEADING "RISK FACTORS" IN THE COMPANY'S REGISTRATION STATEMENT ON
FORM S-3 (Registration No.333-56963) FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 16, 1998, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE COMPANY'S MANAGEMENT.

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

These revenues are primarily dependent on the number of Projects being produced by the Company and the agreement relating to such Projects. Accordingly, year to year comparisons of production revenues from these sources are not necessarily indicative of future revenues. During fiscal 1998 and fiscal 1997, the Company derived approximately 93% and 99%, respectively, of its entertainment production revenues from Warner Bros. for the "Babylon 5" television series. In fiscal year 1999, the Company is contracted to produce a spin-off to its popular "Babylon 5" entitled "Crusade" which will be in production through May 1999. As discussed above in "PART I. ITEM 1. BUSINESS," the Company's business strategy is to expand its entertainment production business as well as to broaden its business base through Videssence's manufacture and sale of lighting products and through the Company's marketing of its computer animation and visual effects production services to outside clients. Of course, there can be no assurance that this strategy will be successful, and, if the "Crusade" series is not renewed after the first season or replaced by a series generating comparable revenues, the Company's financial condition and operations could be materially adversely affected.

Results of Operations

Net Revenues. Net revenues increased to approximately $32.3 million for the fiscal year ended June 30, 1998, an increase of 25.7%, as compared to approximately $25.7 million for the fiscal year ended June 30, 1997. This increase resulted from several factors. First, revenues from entertainment production increased $3.2 million as the production on two new television movies provided $4.5 million of additional revenues to offset a $1.3 million decrease in the "Babylon 5" Season 5 revenue compared to Season 4. The latter difference stemmed from production timing. Second, the first full year of Netter Digital Technologies generated $1.4 million of new revenue. Third, as Videssence was acquired in January 1997, fiscal 1998 benefited from a full year of revenue compared to only six months in fiscal 1997 which contributed additional revenues of $1.5 million to the Company. Other areas of the Company, from the "Babylon 5" Fan Club with its expanding merchandise sales and fan base to computer graphics work on promotional activities to other production contracts, also contributed an increase of $500,000 of revenues.

Gross Margin.  The Company's gross profit for fiscal 1998 was approximately
$5.0 million, or 15.4% of revenues, as compared to approximately $3.3 million, or 12.8% of revenues, for fiscal 1997. The Company's entertainment production business generated approximately $3.1 million (approximately 11.0% of revenues from entertainment production activities) in fiscal 1998, up from approximately $2.0 million (approximately 8.8% of revenues from entertainment production) in fiscal 1997, because the Company has continued to improve its operating methodologies and the business generated from Netter Digital Technologies has been able to generate higher margins than the traditional core entertainment production business. Videssence generated approximately $1.88 million of gross profit (approximately 47.9% of net revenues) in fiscal 1998 as compared to $1.25 million of gross profit (approximately 52.0% of net revenues) in the second half of fiscal 1997 (Videssence was acquired in January 1997.) This decrease resulted from the expansion of the dealer network during the sales restructuring and a change in the product mix of sales to incorporate the new products which have somewhat lower gross margins in the second half of fiscal 1998.

General and Administrative Expenses. General and administrative expenses increased to approximately $4.5 million, or approximately 13.9% of the Company's net revenues, as compared to approximately $3.1 million, or approximately 12% of revenues, in fiscal 1997. The increase was primarily attributable to the addition of Videssence's operations which added an additional $1.1 million to expenses during its first full year within the Company. To a lesser degree, rent and other facility expenses increased as the Company moved to its new, larger building. Also, travel and consulting costs increased as management worked to restructure Videssence and increase communication with the investment community.

Operating Income (Loss). The Company achieved operating incomes of approximately $376,000 and $157,000 for the years ended June 30, 1998 and June 30, 1997, respectively. In fiscal 1998, operating income of approximately $776,000 from its entertainment production and production services activities (as compared to $48,000 in fiscal 1997) offset an operating loss of approximately $400,000 from its Videssence operations (as compared to operating income of approximately $109,000 in fiscal 1997.) The increase in operating income from the entertainment production and production services activities was primarily due to revenues from the additional made-for-television movies for TNT and the additional series, "Voltron." The operating loss of Videssence can be attributed to lower than expected sales, especially from the international markets during the fourth quarter of fiscal 1998.

Other Income and Expenses.  Interest income decreased to approximately
$22,000 for fiscal 1998, as compared to approximately $83,000 for fiscal 1997, as proceeds from the Company's November 1995 initial public offering were fully drawn from short term investments and used for expansion of its in-house post-production and graphics/animation facilities and working capital for Videssence. Interest expense increased to approximately $206,000 in fiscal 1998, from approximately $59,000 in fiscal 1997, due to the acquisition of Videssence which had more long term debt and credit facilities and the use in fiscal 1998 of lease lines to finance capital expansion in its graphics/animation facilities.

Liquidity and Capital Resources

The Company has funded its operations to date primarily through cash flows from operations, the initial public offering of Common Stock and Warrants completed in November 1995, which generated net proceeds of approximately $3.2 million and, a February 1997 preferred stock placement which raised $424,000 in gross proceeds. With respect to production costs for particular entertainment Projects, production contracts are entered into with studios, networks and distributors which cover 100% of the production funding. Such production funds are received by the Company during the production stage of a Project. To date, the Company has been able to secure production financing from a major studio, network or distributor for all its Projects. While the Company believes that similar financing arrangements can be made for future productions, there can be no assurance that the Company will be successful in obtaining such production financing. In that event, the Company would have to secure alternative sources for financing Projects. Moreover, as the Company continues to develop new forms of high technology production activities and projects for new entertainment ancillary markets, it may elect to make additional overhead and equity commitments for these new projects.These potential, new financial commitments, if pursued, could create additional risk for the Company as to whether it will recover the costs of its investment and generate a profit.

During fiscal 1998 and fiscal 1997, the Company derived approximately 93% and 99%, respectively, of its entertainment production revenues from its agreements with Warner Bros. relating to the production of the "Babylon 5" series and the associated made for television movies. During fiscal 1998, the Company was contracted to produce a spin-off of "Babylon 5" entitled "Crusade" which will be in production from July 1998 through approximately May 1999. The Company has also begun production on two new made for television movies. If the "Crusade" series is not renewed through an additional agreement extension after the first season and the Company is unable to replace the series with one generating comparable revenues, the Company's financial condition and operations could be materially adversely affected.

Cash used in operating activities was approximately $878,000 for the fiscal year ended June 30, 1998. The biggest uses of cash were a build-up of inventory at Videssence due to the development of a new line of lighting products for the film industry, and an increase in accounts receivable both at Videssence and Netter Digital Entertainment. The accounts receivable increases resulted from the termination of a factoring agreement at Videssence and an increase in sales from both companies. Partially offsetting these uses was an increase in deferred revenue as the Company began to start its new production season for "Crusade."

Cash used for capital equipment investment was approximately $139,000 for fiscal 1998. The use of cash was primarily for additions of computer and post production equipment to expand its post-production and graphics/animation facilities as well as additional office equipment at Videssence.

Since January 1, 1997, the Company has advanced approximately $2 million of additional working capital to its Videssence subsidiary.

Effective July 1997, the Company's subsidiary Videssence obtained a $750,000 line of credit with a bank, guaranteed by the Company, which required monthly payments of interest on outstanding principal amounts at 2% above the bank's reference rate. The loan documents also require the Company to comply with certain restrictive covenants, including maintaining a minimum working capital and specific financial ratios. As of September 20, 1998, the Company owes an outstanding principal amount of $607,000 on such line, which was borrowed to repay monies advanced by the Company's factor in conjunction with terminating the Company's factoring agreement.

Management believes that its present cash position and overall liquidity will enable the Company to meet its operating commitments for the next twelve months.

Year  2000

Based on a preliminary review of Year 2000 issues, the Company believes that the impact will not be material to the Company's business, operations or financial condition. The Company is also assessing how it could be affected by the failure of third parties (e.g. vendors and customers) to mitigate their own
Year 2000 issues.

ITEM 7.   		FINANCIAL STATEMENTS

             NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Page
                                                            ----
INDEPENDENT AUDITORS' REPORT							                          F-2

CONSOLIDATED BALANCE SHEET - June 30, 1998						             F-3

CONSOLIDATED STATEMENTS OF OPERATIONS-
for the years ended June 30, 1998 and 1997							            F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -
for years ended June 30, 1998 and 1997								               F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS -
for years ended June 30, 1998 and 1997								               F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS				       F-7 to F-17







                     INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
  Netter Digital Entertainment, Inc.
  and Subsidiaries

We have audited the accompanying consolidated balance sheets of Netter Digital Entertainment, Inc. and Subsidiaries as of June 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netter Digital Entertainment, Inc. and Subsidiaries as of June 30, 1998 and the results of its operations and its cash flows for the years ended June 30, 1998 and 1997 in conformity with generally accepted accounting principles.





                                          /s/ Feldman Sherb Ehrlich & Co., P.C.
                                          -------------------------------------
                                          Feldman Sherb Ehrlich & Co., P.C.
                                          Certified Public Accountants
                                          (Formerly Feldman Radin & Co., P.C.)

New York, New York
August 22, 1998







               NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                              JUNE 30, 1998


                                   ASSETS
                                   ------
CURRENT ASSETS:
  Cash and cash equivalents                                      $    1,634,809
  Accounts receivable, net of allowances of $46,000                   2,285,011
  Inventories                                                         1,631,025
  Due from officer                                                      155,897
  Production costs                                                      251,632
  Other                                                                 134,537
                                                                  --------------
      TOTAL CURRENT ASSETS                                            6,092,911

EQUIPMENT,  net                                                       3,157,394

GOODWILL, net                                                         1,938,434

DEPOSITS AND OTHER ASSETS                                               333,760
                                                                  --------------
                                                                 $   11,522,499
                                                                  ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and production fee advances                   $    2,304,092
  Accrued expenses                                                      265,582
  Deferred revenue                                                    1,106,957
  Due to stockholder                                                     36,497
  Credit facilities                                                     525,717
  Current portion of capital lease obligations                          734,329
                                                                  --------------
        TOTAL CURRENT LIABILITIES                                     4,973,174
                                                                  --------------
CAPITAL LEASE OBLIGATIONS                                             1,337,186

MINORITY INTEREST                                                           500
                                                                  --------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $.001 par value, 2,000,000 shares
    authorized; 51,859 shares issued and outstanding                    304,366
  Common stock, $.01 par value, 20,000,000 shares
    authorized; 3,334,405 shares issued and outstanding                  33,344
  Additional paid-in capital                                          4,726,171
  Retained Earnings                                                     147,758
                                                                  --------------
          TOTAL STOCKHOLDERS EQUITY                                   5,211,639
                                                                  --------------
                                                                 $   11,522,499
                                                                  =============

                       See notes to financial statements.

              NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                              Years Ended June 30,
                                          ---------------------------
                                              1998          1997
                                          ---------------------------

REVENUES:
   Production                             $ 28,396,765   $ 23,300,891
   Sales                                     3,915,786      2,410,987
                                           ------------   ------------
      TOTAL REVENUES                        32,312,551     25,711,878
                                           ------------   ------------
EXPENSES:
   Production                               25,288,142     21,258,498
   Cost of goods sold                        2,039,390      1,155,937
   General and administrative                4,504,742      3,097,249
   Amortization of goodwill                    104,311         43,463
                                           ------------   ------------
        TOTAL EXPENSES                      31,936,585     25,555,147
                                           ------------   ------------
OPERATING INCOME                               375,966        156,731
                                           ------------   ------------
OTHER INCOME (EXPENSE):
   Interest income                              21,785         83,414
   Interest (expense)                         (206,090)       (59,054)
   Other income                                 10,337         33,285
                                           ------------   ------------
     TOTAL OTHER INCOME (EXPENSE)             (173,968)        57,645
                                           ------------   ------------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                 201,998        214,376

PROVISION FOR INCOME TAXES                      41,000         24,000
                                           ------------   ------------

NET INCOME (LOSS)                         $    160,998   $    190,376
                                           ============   ============

Cumulative preferred stock dividend             42,530         14,354
                                           ------------   ------------

Net Income to common shareholders         $    118,468   $    176,022
                                           ============   ============

Net Income per common share,
   basic and assuming dilution            $       0.04   $       0.06
                                           ============   ============

Weighted average common shares outstanding   3,334,552      3,056,944
                                           ============   ============


                     See notes to financial statements.

                NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       Retained
                                   Preferred Stock      Common Stock     Additional    Earnings       Total
                                Number of            Number of             Paid in   (Accumulated  Stockholders'
                                 Shares     Amount    Shares     Amount    Capital      Deficit)      Equity
                                ---------  --------  ---------  --------  ---------   -----------  ------------
Balance, July 1, 1996                -     $   -     2,795,000  $ 27,950  $ 3,533,331  $ (146,732) $ 3,414,549

Stock issued in connection
with acquisition                     -         -       522,221     5,222    1,107,109      -	        1,112,331

Stock issued in connection
with settlement                      -         -        10,000       100       35,803      -            35,903

Sale of preferred stock           47,145     261,939      -           -        -           -           261,939

Stock dividend                     1,595      14,354      -           -        -          (14,354)       -

Net income                           -         -          -           -        -          190,376	     190,376
                                ---------  --------  ----------  ---------  --------  -----------  ------------
Balance, June 30, 1997            48,740  $  276,293  3,327,221  $ 33,272  $4,676,243  $	  29,290   $	5,015,098

Stock issued in connection
with settlement                      -         -	        11,729 	     117      49,883       -   	        50,000

Retirement of common stock           -         -         (4,545)      (45)         45       -            -

Stock dividend                     3,119      28,073      -            -         -        (28,073)       -

Accrual of stock dividend
payable                              -         -          -            -         -        (14,457)      (14,457)

Net income                           -         -          -            -         -     	  160,998 	     160,998
                                 ---------  --------- ---------- ---------  ---------  -----------  -----------
Balance, June 30, 1998            51,859   $ 304,366   3,334,405 $ 33,344  $4,726,171  $	 147,758 	   5,211,639
                                 =========  ========= ========== =========  =========  ===========  ============

<FN1>
                          See notes to financial statements

                  NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Years Ended June 30,
                                                            ------------------------------
                                                                 1998             1997
                                                            -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $     160,998    $     190,376

 Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
            Depreciation                                         520,307          238,087
            Amortization                                         104,311           43,463
            Gain on disposal of equipment                        (10,621)           -

 Changes in operating assets and liabilities:
    (Increase) in accounts receivable                         (1,418,930)        (371,372)
    (Increase) in inventories                                   (640,970)         (62,973)
    Decrease (increase) in production costs                       43,087         (229,510)
    (Increase) decrease in other current assets                  (16,424)          13,945
    (Increase) decrease in deposits and other assets             (38,912)        (211,330)
    (Decrease) increase in accounts payable                     (107,550)       1,426,240
    (Decrease) in accrued expenses                               (50,493)        (117,201)
    Increase in deferred revenue                                 576,755          530,202
                                                          ---------------   ---------------
                                                              (1,653,437)         978,001
                                                          ---------------   ---------------

    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES         (878,442)       1,449,927
                                                          ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                        (138,770)        (647,120)
    Proceeds from sale of equipment                               22,866            -
    Advances to subsidiary prior to acquisition                    -             (275,000)
                                                          ---------------   ---------------
    NET CASH (USED IN) INVESTING ACTIVITIES                     (115,904)        (922,120)
                                                          ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Acquistion costs net of cash required                          -             (342,989)
    Issuance of preferred stock                                    -              261,939
    Decrease in due from officer                                   -               38,979
    Proceed from line of credit                                  458,606            -
    Notes payable principal payments                            (127,820)         (75,675)
    Principal payments of capital lease obligations             (276,153)         (16,762)
                                                          ---------------   -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               54,633         (134,508)
                                                          ---------------   -------------

NET (DECREASE) IN CASH                                          (939,713)         393,299

Cash, beginning of year                                        2,574,522        2,181,223
                                                          ---------------   -------------

Cash, end of year                                           $  1,634,809     $  2,574,522
                                                          ===============   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
      Interest                                               $    206,090     $     78,918
      Income taxes                                           $     10,791     $      1,630
 Noncash activity:
   Issuance of common stock in connection with
      acquisition of Videssence                              $       -        $  1,112,330
   Stock issued for legal fee settlement                     $     50,000     $     35,903
   Stock dividend                                            $     28,073     $     14,354    -
   Purchase of equipment through leases payable              $  2,119,407     $    202,589

<FN1>
                        See notes to financial statements.

              NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      YEARS ENDED JUNE 30, 1998 AND 1997


1. 	ORGANIZATION:

Netter Digital Entertainment, Inc. was incorporated in September 1995 under the laws of the State of Delaware. Babylonian Productions, Inc., a majority owned subsidiary (51%), was incorporated in June 1993 under the laws of the State of California. Netter Digital Entertainment, Inc. and Babylonian Productions, Inc. are collectively referred to as "NDEI". NDEI is engaged in the development, acquisition and production of television series, made for television movies, documentaries, theatrical motion pictures and multimedia products.

On January 10, 1997, NDEI purchased all the outstanding shares of Videssence, Inc. ("Videssence") in exchange for 522,221 shares of NDEI's Common Stock. This transaction was completed pursuant to an Agreement and Plan of Merger (the "Plan") dated April 26, 1996 between Videssence and NDEI. Under the Plan the Videssence shareholders can earn up to an additional maximum of 788,000 shares of NDEI's common stock upon Videssence achieving certain performance based criteria over the next five years. Acquisition costs amounted to $495,998. This merger was accounted for as a purchase. Videssence designs, manufactures and distributes media lighting products which incorporate the patented SRGB(tm) light technology for the illumination of studios, stages and other production environments in the sound stage, media picture, theater and other theme park industries. Hereafter, NDEI and Videssence are collectively referred to as (the "Company").

The following unaudited pro-forma information reflects the results of operations of the Company as though the merger had been consummated as of July 1, 1996:


                                                        Year ended June
                                                            30, 1997
                                                       -----------------

              Revenue                                  $     28,096,332
                                                       =================
              Net loss                                 $       (111,589)
                                                       =================
              Net loss to common shareholders          $       (125,943)
                                                       =================
              Net loss per share                       $          (0.04)
                                                       =================

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A.	Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries.  The accounts of Videssence have been included for the year ended June 30, 1998 and the six months ended
June 30, 1997  All material intercompany transactions have been eliminated.

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

H.	Net income per common share - The Company has adopted Statement of Financial
Accounting Standard No. 128, "Earnings per Share;" specifying the computation, presentation, and disclosure requirements of earnings per share information.
Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding.  Stock options and convertible preferred stock have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. There is no effect on earnings per share information for the year ended June 30, 1997 related to the adoption of this Standard.

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
proportionate share of the equity of the Company's subsidiary, Babylonian
Productions, Inc. which was 49% at June 30, 1998 and 1997. The minority interest is adjusted for the minority's share of the earnings or loss of Babylonian
Productions, Inc.

L.	Stock based compensation - The Company accounts for stock transactions in accordance with APB Opinion No.25, "Accounting for Stock Issued to Employees."
In accordance with Statement of Financial Accounting Standards No.123, "Accounting for Stock based Compensation," and has adopted the pro forma disclosure requirements of Statement No.123.

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

O.	Impairment of long - lived assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  At June 30, 1998, the Company believes that there has been no impairment of its long-lived assets.

3.	BUSINESS SEGMENTS

The Company has adopted the disclosure requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In 1997 the Company, with the acquisition of Videssence, operates in two business segments, entertainment and manufacturing.

Summarized financial information of the business segments are as follows:

For the year ended June 30, 1998     Entertainment    Manufacturing        Total
                                    ---------------  ---------------  ---------------
Revenue                             $   28,396,765   $    3,915,786   $   32,312,551
                                    ===============  ===============  ===============
Operating profit (loss)             $      775,748   $     (399,782)  $      375,966
                                    ===============  ===============  ===============
Net income (loss)                   $      694,328   $     (533,330)  $      160,998
                                    ===============  ===============  ===============
Identifiable assets                 $    6,222,688   $    5,299,811   $   11,522,499
                                    ===============  ===============  ===============
Depreciation and amortization       $      432,075   $      192,543   $      624,618
                                    ===============  ===============  ===============
Capital expenditures                $    2,217,115   $       41,062   $    2,258,177
                                    ===============  ===============  ===============


For the year ended June 30, 1997     Entertainment    Manufacturing        Total
                                    ---------------  ---------------  ---------------
Revenue                             $   23,300,891   $    2,410,987   $   25,711,878
                                    ===============  ===============  ===============
Operating profit                    $       48,036   $      108,695   $      156,731
                                    ===============  ===============  ===============
Net income                          $      145,115   $       45,261   $      190,376
                                    ===============  ===============  ===============
Identifiable assets                 $    4,753,204   $    4,030,037   $    8,783,241
                                    ===============  ===============  ===============
Depreciation and amortization       $      198,487   $       83,063   $      281,550
                                    ===============  ===============  ===============
Capital expenditures                $      817,055   $       32,654   $      849,709
                                    ===============  ===============  ===============

4.	INVENTORIES:

Inventories consist of the following:


           Raw Material          $    943,472

           Work in Process            183,657

           Finished Goods             503,896
                                 -------------
                                 $  1,631,025
                                 =============

5.	DUE FROM OFFICER:

Represents a promissory note due from the Company's Chief Executive Officer, bearing interest at 7.25% per annum. The unpaid principal balance and accrued interest was due on May 20, 1998 and extended to May 20, 1999 with the approval of the Company's Board of Directors. All unpaid accrued interest through June 30, 1998 was paid subsequent to that date. The Board has agreed to allow the note to be repaid in shares of the Company's stock. The stock repayment required is 110% of the outstanding loan amount which will be priced at the fair market value on the date of repayment.


6.	RELATED PARTY TRANSACTION:

During the years ended June 30, 1998 and 1997, the Company rented trailers, in connection with one of its productions, for approximately $119,000 per annum, from a company which is 50% owned by an officer of the Company and his spouse.

During fiscal year ended June 30, 1997, the Company leased some of its recording equipment for approximately $55,000. The supplier is a company owned by an officer of the Company's son and administered by the officer's wife.

In March 1996, the Company entered into a consulting agreement which expired in February 1997, with an individual who through March 1997 was also a member of the Company's Board of Directors. In March 1997, the Company entered into a new six month consulting agreement with the same individual for monthly fee of $3,000.

In March 1998, the Company entered into a one year consulting agreement, with a former member of the Company's Board of Directors. The agreement has a minimum annual guarantee of $50,000 and incentives based on additional projects initiated by the consultant.


7.	PRODUCTION COSTS:

Production costs consist of the following:


     Story rights and scenarios        $  251,632
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

8.	EQUIPMENT:

Equipment consists of the following at June 30, 1998:


    Machinery and equipment               $   114,711

    Leasehold improvement                     108,916

    Furniture and office equipment            243,235

    Computer equipment                        370,524

    Post-production, animation and
    compositing equipment                   3,032,181

    Rental lights and grips                    72,007
                                          ------------
                                            3,941,574

    Less: accumulated depreciation            784,180
                                          ------------
                                         $  3,157,394
                                          ============

At June 30, 1998 the Company has $2,378,071 in equipment under capital leases as follows:


    Furniture and office equipment       $    212,830

    Computer equipment                        150,148

    Post-production, animation and
    compositing equipment                   2,015,093
                                          ------------
                                         $  2,378,071
                                          ============

9.	GOODWILL:

Goodwill, which relates to the acquisition of Videssence consists of the following:


Purchase price, including acquisition costs    $  1,608,329

Net fair value of liabilities assumed               477,880
                                                ------------
Cost in excess of net book value of assets
acquired                                          2,086,209

Less: accumulated amortization                      147,775
                                                ------------
                                               $  1,938,434
                                                ============

10. DEBT:


Debt consists of the following:

Line of credit from bank for up to $750,000,
monthly payments of interest at 2% above the          $   458,606
banks reference rate(10.50% at June 30, 1998)

Note payable to bank, payable in monthly principal
payments of $6,667, plus interest at the bank's            67,111
reference rate plus 2.50%(11.00% at June 30, 1998)
The note matures on June 30, 1999.

Notes payable on demand to stockholder, bearing
interest at 10% per annum. Notes are subordinate to        36,497
the bank borrowings.                                   -----------

                                                      $   562,214
                                                       ===========
The estimated fair value of the Company's debt approximates its carrying amount.


11.	CAPITAL LEASE OBLIGATIONS

                                    Current      Long-term
                                    portion       portion        Total
                                  -----------   -----------   -----------
Total minimum lease payments     $   893,995   $ 1,456,266   $ 2,350,261

Less: amounts representing           159,666      119,080       278,746
interest
                                  -----------   -----------   -----------
Amounts representing principal   $   734,329   $ 1,337,186   $ 2,071,515
                                  ===========   ===========   ===========

12.	COMMITMENT AND CONTINGENCIES:

The Company leased its principal executive television production offices on a month to month basis through June 1997. In July 1997 the Company entered into a new seven year lease agreement for its principal offices expiring in June 2004 at an annual rental of $277,000 with the option to extend the lease for two additional five years terms. The leases for the two studio facilities with an annual minimum rental of $307,000, and $78,000 both expire in June 1999. The Company also leases space for its manufacturing facilities under a noncancellable three year operating lease requiring annual rent of $77,000 expiring November 2000. Rent expense under all operating leases for the years ended June 30, 1998 and 1997 including its manufacturing facilities were approximately $785,000 and $509,000, respectively.


The future minimum rental payments as of June 30, 1998 are as follows:

               Year ended June 30,

                     1999                 $  758,949

                     2000                 $  359,034

                     2001                 $  311,770

                     2002                 $  276,200

                     2003                 $  276,200


13.	STOCKHOLDERS' EQUITY:

In September 1995, the Company issued an aggregate of 125,000 three year warrants in connection with a bridge financing. Each warrant is exercisable for one share of common stock at a price of $4.00 per share. Through June 30, 1998, 75,000 of these warrants were exercised for proceeds of $300,000.

In November 1995, the Company completed a public offering of its securities, selling 860,000 shares of common stock and 430,000 warrants for net proceeds of approximately $3,200,000. The warrants are exercisable to purchase one share of common stock at a price of $6.50 per share. The warrants are exercisable at any time after issuance and expire in November 1998. The underwriters of the public offering received a warrant to purchase up to 129,000 shares or warrants, or any combination thereof. The warrant is exercisable for a period of four years commencing November 20, 1996 at an exercise price of $6.00 per share and $.012 per warrant.

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

Stock Options and Warrants

The Company adopted a Stock Option Plan ("Plan") in September 1995. The Plan is administered by a committee of two ("Committee") appointed by the Board of Directors and provides that the Committee has sole discretion to select options and to establish terms and conditions of each option, subject to provisions of the Plan. If options granted are "incentive stock options", the exercise price of the options may not be less than 100% of the fair market value of the

Company's common stock on the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the outstanding common stock). Nonstatutory options may be granted under the Plan at an exercise price of not less than 85% of fair market value of the common stock at the date of grant. The maximum grant term is 10 years. The Plan is designed for officers, directors, and other key employees and is authorized to grant up to 500,000 options. As of June 30, 1998, 422,000 options have been granted at price ranging from $1.81 to $10.25 per share and no options have been exercised.

In December 1997 the Company adopted the 1997 Incentive Stock Option Plan
("1997 Plan"). The 1997 Plan is administered by the Board of Directors (the "Board") and provides that the Board has sole discretion to grant options and to establish terms and conditions of each option, subject to provisions of the Plan. If options granted are "incentive stock options", the exercise price of the options may not be less than 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the outstanding common stock). The maximum grant term is 10 years. The Plan is designed for officers, employee directors, and other key employees and is authorized to grant up to 600,000 options. As of June 30, 1998, 100,000 options have been granted at prices of $2.25 - $2.48 per share and no options have been exercised.

Additionally in December 1997 the Company adopted the 1997 Directors' Stock Option Plan ("1997 Directors' Plan") The 1997 Directors' Plan is administered by a committee of the Board of Directors and provides that the committee shall adopt all rules and regulations and make other determinations that are desirable for the administration of the 1997 Directors' Plan. Each Non-Employee Director shall be automatically granted 30,000 options to purchase shares of common stock upon initial election to the Board and will be granted 10,000 additional options upon each subsequent reelection to the Board. The purchase price of these options shall be the fair market value on the date of the grant. The 1997 Directors' Plan is designed for Non-Employee Directors and is authorized to grant up to 350,000 options. As of June 30, 1998, 50,000 options have been granted at a price of $2.88 per share and no options have been exercised.

For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the years ended June 30, 1998 and 1997, respectively: annual dividends of $0.00 for both years, expected volatility of 50%, risk-free interest rate of 6.0% and expected life from two to five years for all grants. The weighted- average fair values of the stock options granted during the years ended June 30, 1998 and 1997 were $1.32 and $1.89.

If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and loss per share would have been $(221,000) and $(0.07) in 1998 and $(382,000) and $(0.13)
in 1997.

The following table summarizes the changes in options and warrants outstanding and the related price ranges for shares of the Company's common stock:

                              Options                                   Warrants
                -------------------------------------   -------------------------------------
                   Number      Price       Number of      Number        Price      Number of
                 of Shares   Per Share      Shares       of Shares    Per Share     Shares
                               Range      Exercisable                   Range     Exercisable
                ----------  ------------  -----------   ----------  ------------  -----------
Outstanding at
June 30, 1996     402,000   $5.00-$10.25    120,400       683,500    $4.00-$6.50      50,000
                                          ===========                             ===========
Granted           220,000   $3.00-$4.38        -            -             -

Exercised           -           -              -          (10,000)        -

Canceled         (100,000)      -              -            -             -
                -----------                             -----------
Outstanding at
June 30, 1997     522,000   $3.00-$10.25    206,800       673,500    $4.00-$6.50     673,500
                                          ===========                             ===========
Granted           539,500   $1.81-$7.50        -           64,145    $3.50-$7.50

Exercised           -           -              -             -            -

Canceled         (139,300)      -              -             -            -
                -----------                             -----------
Outstanding at
June 30, 1998     922,200   $1.81-$10.25    556,750       737,645    $3.50-$7.50     737,645
                ===========               ===========   ===========               ===========


14.	EMPLOYMENT AGREEMENTS:

The Company has agreements for the services of certain of its officers. Such agreements expire in September 2000 and provide for a base compensation of approximately $700,000. These agreements also provide for additional compensation based on certain revenue or other operating results and for payments by the Company in the event of death, disability, or termination.

The aggregate amounts paid pursuant to such agreements was $709,000 and $673,000 for the years ended June 30, 1998 and June 30, 1997, respectively.


15.	INCOME TAXES:

The provision for income taxes consists of the following:

                                                          June 30,
                                                ---------------------------
                                                  1998               1997
                                                -----------     -----------
Current federal and state income taxes         $    41,000     $    24,000
                                                ===========     ===========

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes is as follows:

                                                   June 30,
                                         ---------------------------
                                            1998             1997
                                         -----------     -----------
Income tax provision (benefit)
  computed at the statutory rate        $    69,000     $    73,000

Income tax benefit recognized               (72,020)        (41,000)

Tax rate differences                          -             (14,000)

Provision for state income taxes             44,020           6,000
                                         -----------     -----------
Income tax provision                    $    41,000     $    24,000
                                         ===========     ===========

The Company has a net operating loss carryforward for tax purposes totaling approximately $360,000 at June 30, 1998 expiring in the years 2010 to 2013.


Listed below are the tax effects of the items related to the net Company's tax asset:


Tax benefit of net operating loss carryforward                $   146,000

Tax credits carryforward                                           16,000

Section 263A inventory capitalization                             112,000

Expenses not currently deductible for income tax purposes        (204,000)
                                                               -----------
Total                                                              70,000

Valuation allowance                                               (38,000)
                                                               -----------
Net deferred tax asset recorded                               $    32,000
                                                               ===========

16.	SIGNIFICANT CONCENTRATIONS:

During the year ended June 30, 1998 and 1997, the Company derived approximately
93% and 99%, respectively, of its entertainment revenue from one distributor. In
July 1998, the distributor granted a new contract for a spin-off of the Company's previous production through approximately May 1999. The distributor has options for an additional two years of this production with the Company. If the distributor's options are not renewed the Company's financial condition and operations could be adversely affected. Included in cash and cash equivalents is approximately $600,000 of advances from such distributor.

ITEM 8.		CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      			ACCOUNTING AND FINANCIAL DISCLOSURE

   	None

                                 PART III

ITEM 9.	   	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on November 16, 1998.

ITEM 10.   	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on November 16, 1998.

ITEM 11.   	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on November 16, 1998.

ITEM 12.   	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on November 16, 1998.

                                   14

                                 PART IV

ITEM 13.   	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of regulation S-B).

Exhibit   Description
Number
-------   ------------
2.1       Agreement and Plan of Merger and Reorganization, as amended. (5)
2.2       Amendment No. 2 to the Agreement of Merger and Reorganization. (6)
2.3       Amendment No. 3 to the Agreement of Merger and Reorganization. (7)
2.4       Amendment No. 4 to the Agreement of Merger and Reorganization. (7)
2.5       Amendment No. 5 to the Agreement of Merger and Reorganization. (7)
3.1       Certificate of Incorporation. (1)
3.2       Bylaws. (1)
4.1       Certificate of Designation. (8)
10.1      Mr. Netter's Employment Agreement. (1)
10.2      Mr. Copeland's Employment Agreement. (1)
10.3      "Babylon 5" Production Agreement. (1)
10.4      1995 Stock Option Plan. (1)
10.5      Talbot Consulting/Completion Fee Agreement. (6)
10.6      Warrant, dated September 4, 1997, issued to W.J. Gallagher & Company.
          (9)
10.7      Letter Agreement, dated September 1, 1997, between the Company and
          H.D. Brous & Co., Inc. (9)
10.8      Stock Option Agreement, dated September 1, 1997, between the Company and H.D. Brous & Co., Inc. (9)
10.9      Lease for premises at 5125 Lankershim Blvd., North Hollywood, CA. (9)
10.10     Equipment and furniture lease with Lyon Credit Corporation. (9)
10.11     Equipment lease with Terminal Marketing Company. (9)
10.12     Installment note and Loan and Security Agreement with Comerica Bank.
          (9)
10.13     Mr. Costa's Employment Agreement. (9)
10.14     Mr. Francis's Employment Agreement. (9)
10.15     Mr. Cercone's Employment Agreement. (9)
10.16     Letter agreement, dated October 20, 1997, between the Company and
          Martin E. Janis & Company, Inc. (10)
10.17     Consulting Agreement, dated October 1, 1997, by and between Netter
          Digital Entertainment, Inc and Geoffrey Talbot. (11)
10.18     Stock Option Agreement, dated October 1, 1997, by and between Netter
          Digital Entertainment, Inc. and Geoffrey Talbot. (11)
10.19     Equipment lease with Comerica Leasing Corporation. (12)
10.20     Equipment lease with Digital Financial Services. (12)
10.21     Amendment to Employment Agreement, Douglas Netter. (13)
10.22     Amendment to Employment Agreement, John Copeland. (13)
21			     List of Subsidiaries. (9)
27		     	Financial Data Schedule. (13)

                                     15

---------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Number is 33-97402-LA) declared effective November
    20, 1995.
(2) Incorporated by reference to the Company's Registration Statement on Form 8-A dated November 20, 1995.
(3) Incorporated by reference to the Company's Form 10-QSB for the quarter ended
    December 31, 1995.
(4) Incorporated by reference to the Company's Form 10-QSB for the quarter ended
    March 31, 1996.
(5) Incorporated by reference to the Company's Proxy Statement , dated June 26,
    1996 for the approval/disapproval of the proposed merger between the Company and Videssence, Inc.
(6) Incorporated by reference to the Company's Form 10-KSB for the year ended
    June 30, 1996.
(7) Incorporated by reference to the Company's Form 8-K dated January 10, 1997.
(8) Incorporated by reference to the Company's Form 10-QSB for the quarter ended
    September 30, 1996.
(9) Incorporated by refeernce to the Company's Form 10-KSB for the year ended
    June 30, 1997.
(10)Incorporated by reference to the Company's Form 10-QSB for the quarter ended
    September 30, 1997.
(11)Incorporated by reference to the Company's Form 10-QSB for the quarter ended
    December 31, 1997.
(12)Incorporated by reference to the Company's Form 10-QSB for the quarter ended
    March 31, 1998.
(13)Filed herewith.

                                   16

SIGNATURE


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NETTER DIGITAL ENTERTAINMENT, INC.



Dated: September 25, 1998			        By: /s/Chad Kalebic
                                    -------------------
                             							Chad Kalebic, Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                 TITLE                           DATE
---------                 -----                           ----
/s/Douglas Netter         Chairman of the Board of        September 25, 1998
Douglas Netter            Directors, Chief Executive
                          Officer, and President

/s/John Copeland          Executive Vice President and    September 25, 1998
John Copeland             Secretary/Director

/s/Thomas L. Jorgenson    Executive Vice President and    September 25, 1998
Thomas L. Jorgenson       Chief Operating Officer

/s/Chad Kalebic           Chief Financial Officer         September 25, 1998
Chad Kalebic              (Chief Accounting Officer)

/s/Paul Costa             President, Videssence and       September 25, 1998
Paul Costa                Director

/s/Dr. Leonard Silverman  Director                        September 25, 1998
Dr. Leonard Silverman

/s/Kate Netter Forte      Director                        September 25, 1998
Kate Netter Forte

/s/Lennart Ringquist      Director                        September 25, 1998
Lennart Ringquist

                                   17

