Form 10-Q
period 1998-09-30
NETTER DIGITAL ENTERTAINMENT INC
filed 1998-11-13
CIK 1001592

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C.


(X)           Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the Quarterly Period Ended September 30, 1998    Commission File No. 0-26884


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

                        YES      X        NO ___


As of November 9, 1998 the Registrant had 3,334,405 shares of its Common Stock, $.01 par value, issued and outstanding.









            NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                                FORM 10-Q
                            September 30, 1998
                                 INDEX


PART I.	 FINANCIAL INFORMATION
                                                                    	PAGE
Item 1. 	Financial Statements (Unaudited)	                          NUMBER
                                                                   ------

         Consolidated Balance Sheets as of  September 30, 1998
         and June 30, 1998.	                                           3

         Consolidated Statements of Operations for the
         three-month periods ended September 30, 1998 and
         September 30, 1997.	                                          4

         Consolidated Statements of Cash Flows for the
         three-month periods ended September 30, 1998 and
         September 30, 1997.	                                          5

         Notes to Consolidated Financial Statements	                   6


Item 2. 	Management's Discussion and Analysis of Financial
         Condition and	Results of Operations	                        7-10

PART II.	OTHER INFORMATION

Item 6.	 Exhibits and Reports on Form 8-K	                            10

Signatures		                                                          11


                               Page 2 of 11


PART 1. FINANCIAL INFORMATION
Item 1. Fiancial Statements


               NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30,     JUNE 30,
                                                                     1998            1998
                                                                 -------------  -------------
                                                                  (Unaudited)
                                   ASSETS
                                   ------
CURRENT ASSETS:
  Cash and cash equivalents                                      $   1,206,073   $    1,634,809
  Accounts receivable, net of allowance of $46,000                   2,366,482        2,285,011
  Due from officer                                                     155,897          155,897
  Inventory                                                          1,945,119        1,631,025
  Production costs, net                                                257,021          251,632
  Other                                                                126,686          134,537
                                                                  --------------   -------------
      TOTAL CURRENT ASSETS                                           6,057,278        6,092,911

EQUIPMENT,  net                                                      3,265,265        3,157,394

GOODWILL, net                                                        1,912,357        1,938,434

DEPOSITS AND OTHER ASSETS                                              415,842          333,760
                                                                  --------------   -------------
                                                                $   11,650,742   $   11,522,499
                                                                  ==============   =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and production fee advances                  $    2,382,723   $    2,304,092
  Accrued expenses                                                     271,816          265,582
  Deferred revenue                                                     852,223        1,106,957
  Due to stockholder                                                    36,497           36,497
  Credit facilities                                                    635,717          525,717
  Current portion of capital lease obligations                         823,328          734,329
                                                                  --------------   -------------
        TOTAL CURRENT LIABILITIES                                    5,002,304        4,973,174
                                                                  --------------   -------------
CAPITAL LEASE OBLIGATIONS                                            1,348,606        1,337,186

MINORITY INTEREST                                                          500              500
                                                                  --------------   -------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $.001 par value, 2,000,000 shares
    authorized; 54,550 shares issued and
    outstanding                                                        328,585          304,366
  Common stock, $.01 par value, 20,000,000 shares
    authorized; 3,334,405 shares issued and
    outstanding                                                         33,344           33,344
  Additional paid-in capital                                         4,726,171        4,726,171
  Retained Earnings                                                    211,232          147,758
                                                                  --------------   -------------
          TOTAL STOCKHOLDERS EQUITY                                  5,299,332        5,211,639
                                                                  --------------   -------------
                                                                $   11,650,742   $   11,522,499
                                                                  ==============   ==============

<FN1>
              The accompanying notes are an integral part of the
                    consolidated financial statements.

                              Page 3 of 11


              NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Three Months Ended September 30,
                                          ---------------------------
                                              1998          1997
                                          ---------------------------
                                           (Unaudited)   (Unaudited)

REVENUES:
   Production                             $  6,887,621   $  5,844,337
   Sales                                       999,506        929,533
                                           ------------   ------------
      TOTAL REVENUES                         7,887,127      6,773,870
                                           ------------   ------------
EXPENSES:
   Production                                5,989,455      5,114,389
   Cost of goods sold                          529,909        458,737
   General and administrative                1,189,356      1,106,792
   Amortization of goodwill                     26,078         26,078
                                           ------------   ------------
        TOTAL EXPENSES                       7,734,798      6,705,996
                                           ------------   ------------
OPERATING INCOME                               152,329         67,874
                                           ------------   ------------
OTHER INCOME (EXPENSE):
   Interest income                               3,020          9,910
   Interest (expense)                          (60,612)       (53,759)
   Other income                                  5,834          8,026
                                           ------------   ------------
     TOTAL OTHER INCOME (EXPENSE)              (51,758)       (35,823)
                                           ------------   ------------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                 100,571         32,051

PROVISION FOR INCOME TAXES                      23,000         18,500
                                           ------------   ------------

NET INCOME                                $     77,571   $     13,551
                                           ============   ============

Cumulative preferred stock dividend             14,097         10,611


Net Income to common shareholders         $     63,474   $      2,940
                                           ============   ============

Net Income per common share-basic
   and assuming dilution                  $       0.02   $       0.00
                                           ============   ============

Weighted average common shares outstanding   3,334,405      3,327,742
                                           ============   ============


            The accompanying notes are an integral part of the
                  consolidated financial statements.

                  NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three Months Ended September 30,
                                                            ------------------------------
                                                                 1998             1997
                                                            -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $      77,571    $      13,551

 Adjustments to reconcile net income to net cash
       provided by operating activities:
            Depreciation                                         208,145          108,583
            Amortization                                          26,078           26,078

 Changes in operating assets and liabilities:
    (Increase) in accounts receivable                            (81,471)        (608,447)
    Decrease/(Increase) in other current assets                    7,851          (32,363)
    (Increase) in inventory                                     (314,094)        (226,822)
    (Increase) in production costs                                (5,389)         (10,966)
    (Increase)/Decrease in deposits and other assets             (82,082)          54,865
    Increase/(Decrease) in accounts payable                       78,631         (899,134)
    Increase/(Decrease) in accrued expenses                        6,234          (24,114)
    Decrease in deferred revenue                                (254,734)        (158,863)
                                                          ---------------   ---------------
                                                                (410,831)      (1,771,183)
                                                          ---------------   ---------------

    NET CASH USED IN OPERATING ACTIVITIES                       (333,260)       1,757,632
                                                          ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                         (55,475)         (54,345)
                                                          ---------------   ---------------
    NET CASH USED IN INVESTING ACTIVITIES                        (55,475)         (54,345)
                                                          ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit                                 130,000          537,259
    Notes payable principal payments                             (20,000)         (42,990)
    Principal payments of capital lease obligations             (150,001)         (46,539)
                                                          ---------------   ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (40,001)         447,730
                                                          ---------------   ---------------

NET DECREASE IN CASH                                            (428,736)      (1,364,247)

Cash, beginning of period                                      1,634,809        2,574,522
                                                          ---------------   -------------

Cash, end of period                                         $  1,206,073     $  1,210,275
                                                          ===============   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
      Cash paid for interest                                 $     60,612     $     53,759
      Cash paid for income taxes                             $     38,000     $      9,800
 Noncash activity:
   Stock issued for legal fee settlement                     $          -     $     50,000
   Stock dividend                                            $     14,097     $     10,611
   Purchase of equipment through leases payable              $    250,212     $    531,531

<FN1>
                The accompanying notes are an integral part of the
                     consolidated financial statements.

          NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PREPARATION

The accompanying audited and unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 1998 included in the Form 10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1998, and the results of operations and cash flows for the three-month periods ended September 30, 1998 and 1997 have been included.

The results of operations for the three-month period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended June 30, 1998.

DUE FROM OFFICER/RECEIVABLE FROM RELATED PARTY

On November 20, 1995, the Company's Chief Executive Officer entered into a promissory note with the Company in the amount of $194,876, bearing interest at 7.25% per annum. The remaining unpaid principal balance of $155,897 and accrued interest of $2,825 is due on May 20, 1999. The Board of Directors has agreed to allow the note to be repaid in shares of the Company's Common stock. The stock repayment required is 110% of the outstanding loan amount which will be priced at the fair market value on the date of repayment.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
        of Operations

General

The Company is engaged in three primary business activities:

-Entertainment Production. The Company is engaged in the acquisition, development and production of television series, made-for-television movies, documentaries, theatrical motion pictures and multimedia products (collectively and individually referred to as the "Productions" or "Projects"). The Company specializes in combining live action film production with computer graphics and other digital imaging in the creation of dramatic series, documentaries, and children's programming utilizing state-of-the-art entertainment production technology. The Company has produced the award winning series "Babylon 5" and is currently producing a follow-on series entitled "Crusade." With its recent work on the children's series, "Voltron: The Third Dimension" ("Voltron"), the Company is at the forefront of the fully animated or animation intensive production market for television. The Company's general practice has been to sell or license its Productions under a production contract with a major entertainment studio or distributor who is responsible for the production costs of the Production. The Company has also established an objective to retain greater equity participation in the projects it produces by increasing its overhead and equity commitments for future projects (see "Liquidity and Capital Resources" below).

-Computer Animation and Visual Effects Production Services. As an outgrowth of its traditional core business of developing and producing media Productions, the Company has entered the business of providing digital media production services to outside clients. In support of its own Productions, especially "Babylon 5" and "Crusade," the Company has developed significant expertise in computer graphics production, digital post-production and various other digital imaging techniques. The quality and popularity of the Company's productions has created industry-wide recognition of its creative and technical skills in these areas. The Company believes that an active market exists for projects requiring creative, high quality, cost effective digital graphics and effects. In order to more fully exploit its strengths in these areas, the Company formed the Netter Digital Technologies Division (or "production services") to market computer graphics and digital post-production services to outside clients.
The Company is increasing its efforts in this area and will continue to bid on numerous outside projects on a larger scale, including feature films, television mini-series and commercials.

-Videssence Lighting Products. The Company's Videssence subsidiary manufactures and distributes media lighting products which incorporate its patented SRGB(tm) lighting technology. These products are used for the illumination of studios, stages and other production environments in the sound stage, motion picture, theater and theme park industries, as well as in the video conferencing, distant learning, and pre-press digital photography markets. With the introduction of new technology in the middle of fiscal 1998, Videssence products are now suitable for all media production lighting applications using either film or video platforms. The Company's high-tech fluorescent lights consume significantly less electricity than traditional incandescent production lighting products while generating greatly reduced amounts of heat. Thus, these lights are more comfortable for the talent working under them and can generate significant electricity and air-conditioning related savings. The Company markets its lighting products in the USA and internationally through a network of manufacturer's representatives, distributors, dealers, and direct sales staff.

Results of Operations

Revenues. The Company's revenues increased to approximately $7.89 million for the first quarter ended September 30, 1998, an increase of 16.4%, as compared to approximately $6.77 million for for the quarter ended September 30, 1997. This increase resulted primarily from approximately $1.35 million in additional revenues generated from the Company's Netter Digital Technologies Division. These revenues resulted primarily from the Company's work on "Voltron" and the video game for "Sega," but also can be attributed to the growth of the Division as a whole over the year. This increase was partially offset by a $350,000 decrease in revenues from the "Babylon 5," "Crusade," and related movies productions as compared to the same period of the prior year. These variations are the result of production timing, as total production budgets are similar. The remaining $120,000 of increased revenues came from Videssence and the Company's "Babylon 5" Fan Club.

Gross Margin. The Company's gross profit for the quarter ended September 30, 1998 was approximately $1.37 million, or 17.3% of revenues, as compared to approximately $1.20 million, or 17.7% of revenues, for the quarter ended September 30, 1997. This decrease in gross margin resulted from a decrease in Videssence's gross margin to 47.0% during the quarter ended September 30, 1998, as compared to 50.7% during the quarter ended September 30, 1997. This decrease was primarily due to the expansion of the dealer network during the sales restructuring in fiscal 1998 and a change in the product mix of sales to incorporate the new products developed in the middle of fiscal 1998 which have somewhat lower gross margins. This Videssence decrease was partially offset by an increase in gross margin from the Company's entertainment production and production services activities to 13.0% this quarter, as compared to 12.5% for the same period in the prior year, primarily due to additional revenues from the Netter Digital Technologies Division which realizes higher gross margins than the entertainment production business.

General and Administrative Expenses. General and administrative expenses as a percentage of net revenues decreased to 15.1%, or approximately $1.19 million, during the quarter ended September 30, 1998 as compared to 16.3%, or approximately $1.11 mllion, during the quarter ended September 30, 1997. This decrease resulted from the economies of scale realized by the Company as it brought in additional work in its Netter Digital Technologies Division, thereby spreading similar general and administrative expenses over an expanded revenue base.

Operating Income (Loss). The Company achieved operating incomes of approximately $152,000 and $68,000 for the quarters ended September 30, 1998 and September 30, 1997, respectively. For the quarter ended September 30, 1998, operating income of approximately $250,000 from the Company's entertainment production and production services activities (as compared to $191,000 in the quarter ended September 30, 1997) offset an operating loss of approximately $98,000 at its Videssence operation (as compared to $123,000 in the prior period). The improvement in operating income resulted primarily from production services for the new "Voltron" television series. The operating loss at Videssence can be attributed to lower than expected sales.

Other Income and Expenses. Interest income decreased to $3,020 for the quarter ended September 30, 1998 compared to $9,910 for the same prior year period, as proceeds from the Company's November 1995 initial public offering were fully drawn from short term investments and used for working capital for Videssence by the end of the Company's fiscal year ended June 30, 1998. Interest expense increased to $60,612 for the quarter ended September 30, 1998 from $53,759 in the same period of the previous year due to the Company's further utilization of capital lease lines for continued expansion of its computer animation and visual effects facilities.

Liquidity and Capital Resources

The Company has funded its operations to date primarily through cash flows from operations, its initial public offering of Common Stock and Warrants completed in November 1995 which generated net proceeds of approximately $3.2 million, and a February 1997 preferred stock placement which raised $424,000 in gross proceeds. With respect to production costs for particular entertainment Projects, production contracts are entered into with studios, networks and distributors who cover 100% of the production funding. Such production funds are received by the Company during the production stage of a Project. To date, the Company has been able to secure production financing from a major studio, network or distributor for all of its Projects. While the Company believes that similar financing arrangements can be made for future productions, there can be no assurance that the Company will be successful in obtaining such production financing. In that event, the Company would have to secure alternative sources for financing Projects. Moreover, as the Company continues to develop new forms of high technology production activities and projects for new entertainment ancillary markets, it may elect to make additional overhead and equity commitments for these new projects. These potential new financial commitments, if pursued, could create additional risk for the Company as to whether it will recover the costs of its investment and generate a profit.

During the quarter ended September 30, 1998 and September 30, 1997, respectively, the Company derived approximately 79% and 90% of its entertainment production revenues from its agreements with Warner Bros. relating to the production of the "Babylon 5" series, "Crusade" series, and the associated made for television movies. If the "Crusade" series is not renewed through an additional agreement extension after the first season and the Company is unable to replace the series with one generating comparable revenues, the Company's financial condition and operations could be materially adversely affected.

Cash used in operating activities was approximately $333,000 for the three-months ended September 30, 1998. The biggest uses of cash were a build-up of inventory at Videssence and a decrease in deferred revenue as the Company used pre-billed funds for production.

Effective July 1997, the Company's Videssence subsidiary obtained a $750,000 line of credit with a bank, guaranteed by the Company, which required monthly payments of interest on outstanding principal amounts at 2% above the bank's reference rate. The loan agreement also requires the Company to comply with certain restrictive covenants, including maintaining a minimum working capital and specific financial ratios. As of September 30, 1998, the Company owed an outstanding principal amount of approximately $588,000 on such line.

Management believes that its present cash position and overall liquidity will enable the Company to meet its operating commitments for the next twelve months. As of September 30, 1998, the Company's sources of liquidity included cash and cash equivalents totaling approximately $1.2 million, of which approximately $400,000 is contractually committed to fund specific Projects. The Company has approximately $672,000 of outstanding debt and approximately $2,172,000 of outstanding capital leases as of September 30, 1998. The Company uses capital leases primarily for equipment additions to its in-house post-production and graphics/animation facilities.

PART  II.     OTHER INFORMATION

Item 6.	      Exhibits and Reports on Form 8-K

(a.)	         Exhibits

             	Exhibit	       Description
              -------        -----------
               		27	         Financial Data Schedule. (1)
              ----------------------
              (1) Filed herewith.

(b.)	         Reports on Form 8-K

             	None.

                                   SIGNATURE



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NETTER DIGITAL ENTERTAINMENT, INC.
                                         Registrant


Dated: November 13, 1998	                By: /s/Chad Kalebic
                                         -------------------
                                         Chad Kalebic
                                         Chief Financial Officer