Form 10KSB/A
period 1998-06-30
NETTER DIGITAL ENTERTAINMENT INC
filed 1999-01-20
CIK 1001592

SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.  20549

                              FORM 10-KSB/A

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


The Year 2000 issue results from the development of computer programs and computer chips using two digits rather than four digits to define the applicable year. Computer programs and/or equipment with time-sensitive software or computer chips may recognize the date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations and cause disruptions to business operations.

The Company's entertainment production and computer animation and visual effects production operations rely heavily on computers in the development and production of projects and in the provision of digital media production services, but do not rely heavily on computers for operating activities such as the processing of payroll. In contrast, the Company's Videssence subsidiary relies heavily on computers for the processing of payroll, accounts receivable and accounts payable, but does not rely heavily on computers in manufacturing and distributing its products. The Company also makes use of computers for efficient communications with employees and customers, including extensive use of e-mail systems and the Internet. Finally, embedded technology such as microcontrollers are commonly found in computers used throughout the Company's operations. The complete failure of these systems could have a material negative impact on the operations of the Company. In addition, most of the Company's major suppliers and customers rely heavily on computer systems and failures in such systems could disrupt their operations.

The Company has substantially completed the process of identifying and addressing potential Year 2000 difficulties in its technological operations, including information technology ("IT") applications, IT technology and support, desktop hardware and software, non-IT systems and important third party operations. Based on its assessment of these efforts, the Company believes that Year 2000 issues will not have a material adverse effect on the Company's business, operations or financial condition. Further, management expects that costs which have been or will be incurred to assure Year 2000 capability will not have a material adverse effect on the Company's financial position or results of operations. The Company has undertaken continuing efforts to update, modify or replace, and test systems in the ordinary course of business. Based on such efforts, the Company does not believe that it will be required to otherwise modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter.

The Company estimates its cost to assess and achieve Year 2000 compliance will be less than $10,000, of which less than $5,000 has been incurred through June 30, 1998. These amounts do not include costs incurred in the Company's replacement or upgrading of existing computer systems in the ordinary course of business. These estimates are subject to revisions based on future assessments and responses from vendors and customers. The Company expects to continue to fund its Year 2000 costs through its cash flows from operations and to expense modification costs as incurred.

Management believes the primary Year 2000 risks to the Company's business are external to the Company and relate to the Year 2000 readiness of the Company's third party suppliers and customers. Consequently, the Company's Year 2000 effort also includes communication with significant suppliers of products and services to determine that the suppliers operations and the products and services they provide are Year 2000 capable. Based on responses it has received to date, the Company does not believe that the impact of Year 2000 issues on such suppliers will be material to the Company's business, operations or financial condition. However, there can be no assurance that another company's failure to ensure Year 2000 capability will not have an adverse effect on the Company.

Overall, the Company believes that it will complete its Year 2000 effort and that there will not be a significant disruption to its business caused by the failure of its own computer systems. In addition, the Company believes that, to the extent that its entertainment production and computer animation and visual effects production operations rely on suppliers for specialty services, there are a variety of alternative suppliers available in the event the Company's existing suppliers of parts for its lighting products. Although there are alternative sources for these items, the Videssence subsidiary may experience a disruption in its receipt of these parts if it is forced to replace existing suppliers who experience Year 2000 problems. Consequently, the Company's Videssence subsidiary could experience disruptions in its operations as a result of failures in the computer systems of its major vendors. Accordingly, the Company will develop contingency plans to help mitigate the effects of such failures, if any.

Forward-Looking Statements

The foregoing discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. There are risks and uncertainties that could cause future events and results to differ materially from those anticipated by management in the forward-looking statements included in this report. Among these risks and uncertainties are the effect of the Year 2000 computer problem on the Company's internal systems and the effect on the Company's business of any failures in the computer systems of the Company's major vendors or customers.



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

                                   14

                                 PART IV

ITEM 13.   	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of regulation S-B).

Exhibit   Description
Number
-------   ------------
2.1       Agreement and Plan of Merger and Reorganization, as amended. (5)
2.2       Amendment No. 2 to the Agreement of Merger and Reorganization. (6)
2.3       Amendment No. 3 to the Agreement of Merger and Reorganization. (7)
2.4       Amendment No. 4 to the Agreement of Merger and Reorganization. (7)
2.5       Amendment No. 5 to the Agreement of Merger and Reorganization. (7)
3.1       Certificate of Incorporation. (1)
3.2       Bylaws. (1)
4.1       Certificate of Designation. (8)
10.1      Mr. Netter's Employment Agreement. (1)
10.2      Mr. Copeland's Employment Agreement. (1)
10.3      "Babylon 5" Production Agreement. (1)
10.4      1995 Stock Option Plan. (1)
10.5      Talbot Consulting/Completion Fee Agreement. (6)
10.6      Warrant, dated September 4, 1997, issued to W.J. Gallagher & Company.
          (9)
10.7      Letter Agreement, dated September 1, 1997, between the Company and
          H.D. Brous & Co., Inc. (9)
10.8      Stock Option Agreement, dated September 1, 1997, between the Company and H.D. Brous & Co., Inc. (9)
10.9      Lease for premises at 5125 Lankershim Blvd., North Hollywood, CA. (9)
10.10     Equipment and furniture lease with Lyon Credit Corporation. (9)
10.11     Equipment lease with Terminal Marketing Company. (9)
10.12     Installment note and Loan and Security Agreement with Comerica Bank.
          (9)
10.13     Mr. Costa's Employment Agreement. (9)
10.14     Mr. Francis's Employment Agreement. (9)
10.15     Mr. Cercone's Employment Agreement. (9)
10.16     Letter agreement, dated October 20, 1997, between the Company and
          Martin E. Janis & Company, Inc. (10)
10.17     Consulting Agreement, dated October 1, 1997, by and between Netter
          Digital Entertainment, Inc and Geoffrey Talbot. (11)
10.18     Stock Option Agreement, dated October 1, 1997, by and between Netter
          Digital Entertainment, Inc. and Geoffrey Talbot. (11)
10.19     Equipment lease with Comerica Leasing Corporation. (12)
10.20     Equipment lease with Digital Financial Services. (12)
10.21     Amendment to Employment Agreement, Douglas Netter. (13)
10.22     Amendment to Employment Agreement, John Copeland. (13)
10.23     Equipment lease with Comerica Leasing, Schedules No. 2 and 3.(14)(15)
10.24     GE Capital Corporation Master lease, Schedules No. 1 and 2.
          (14)(15)
21			     List of Subsidiaries. (9)
27		     	Financial Data Schedule. (13)

                                     15

---------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Number is 33-97402-LA) declared effective November
    20, 1995.
(2) Incorporated by reference to the Company's Registration Statement on Form 8-A dated November 20, 1995.
(3) Incorporated by reference to the Company's Form 10-QSB for the quarter ended
    December 31, 1995.
(4) Incorporated by reference to the Company's Form 10-QSB for the quarter ended
    March 31, 1996.
(5) Incorporated by reference to the Company's Proxy Statement , dated June 26,
    1996 for the approval/disapproval of the proposed merger between the Company and Videssence, Inc.
(6) Incorporated by reference to the Company's Form 10-KSB for the year ended
    June 30, 1996.
(7) Incorporated by reference to the Company's Form 8-K dated January 10, 1997.
(8) Incorporated by reference to the Company's Form 10-QSB for the quarter ended
    September 30, 1996.
(9) Incorporated by refernce to the Company's Form 10-KSB for the year ended
    June 30, 1997.
(10)Incorporated by reference to the Company's Form 10-QSB for the quarter ended
    September 30, 1997.
(11)Incorporated by reference to the Company's Form 10-QSB for the quarter ended
    December 31, 1997.
(12)Incorporated by reference to the Company's Form 10-QSB for the quarter ended
    March 31, 1998.
(13)Incorporated by reference to the Company's Form 10-KSB for the year ended
    June 30, 1998, filed on September 25, 1998.
(14)Certain portions of this exhibit have been redacted and are subject to a request for confidential treatment. The entirety of this exhibit has been filed separately with the Commission.
(15)Filed herewith.

                                   16





SIGNATURE


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NETTER DIGITAL ENTERTAINMENT, INC.



Dated: January 20, 1999			        By: /s/Chad Kalebic
                                    -------------------
                             							Chad Kalebic, Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                 TITLE                           DATE
---------                 -----                           ----
/s/Douglas Netter         Chairman of the Board of        January 20, 1999
Douglas Netter            Directors, Chief Executive
                          Officer, and President

/s/John Copeland          Executive Vice President and    January 20, 1999
John Copeland             Secretary/Director

/s/Thomas L. Jorgenson    Executive Vice President and    January 20, 1999
Thomas L. Jorgenson       Chief Operating Officer

/s/Chad Kalebic           Chief Financial Officer         January 20, 1999
Chad Kalebic              (Chief Accounting Officer)

/s/Paul Costa             President, Videssence and       January 20, 1999
Paul Costa                Director

/s/Dr. Leonard Silverman  Director                        January 20, 1999
Dr. Leonard Silverman

/s/Kate Netter Forte      Director                        January 20, 1999
Kate Netter Forte

/s/Lennart Ringquist      Director                        January 20, 1999
Lennart Ringquist

                                   17

                EXHIBIT INDEX
Exhibit         Description
Number

10.23           Equipment lease with Comerica Leasing, Schedules No. 2 and 3.*
10.24           GE Capital Corporation Master lease, Schedules No. 1 and
                2.*

----------------------

* Certain portions of this exhibit have been redacted and are subject to a request for confidential treatment. The entirety of this exhibit has been filed separately with the Commission.







