Form 10-Q/A
period 1998-09-30
NETTER DIGITAL ENTERTAINMENT INC
filed 1999-01-20
CIK 1001592

Form 10-Q/A

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









            NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                                FORM 10-Q/A
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

The Company's entertainment production and computer animation and visual effects production operations rely heavily on computers in the development and production of projects and in the provision of digital media production services, but do not rely heavily on compters for operating activities such as the processing of payroll. In contrast, the Company's Videssence subsidiary relies heavily on computers for the processing of payroll, accounts receivable and accounts payable, but does not rely heavily on computers in manufacturing and distributing its products. The Company also makes use of computers for efficient communications with employees and customers, including extensive use of e-mail systems and the Internet. Finally, embedded technology such as microcontrollers are commonly found in computers used throughout the Company's operations. The complete failure of these systems could have a material negative impact on the operations of the Company. In addition, most of the Company's major suppliers and customers rely heavily on computer systems and failure in such systems could disrupt their operations.

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

The Company estimates its cost to assess and achieve Year 2000 compliance will be less than $10,000, of which less than $5,000 has been incurred through September 30, 1998. These amounts do not include costs incurred in the Company's replacement or upgrading of existing computer systems in the ordinary course of business. No system replacements were made or accelerated to comply with Year 2000 issues. These estimates are subject to revisions based on future assessments and responses from vendors and customers. The Company expects to continue to fund its Year 2000 costs through its cash flows from operations and to expense modification costs as incurred.

Management believes the primary Year 2000 risks to the Company's business are external to the Company and relate to the Year 2000 readiness of the Company's third party suppliers and customers. Consequently, the Company's Year 2000 effort also includes communication with significant third party suppliers and customers to determine the extent to which the Company's systems are vulnerable to those parties' failures to reach Year 2000 compliance. The Company is currently contacting significant suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 capable. Based on responses it has received to date, the Company does not believe that the impact of Year 2000 issues on such suppliers will be material to the Company's business, operations or financial condition. However, there can be no assurance that another company's failure to ensure Year 2000 capability will not have an adverse effect on the Company.

Overall, the Company believes that it will complete its Year 2000 effort and that there will not be a significant disruption to its business caused by the failure of its own computer systems. In addition, the Company believes that, to the extent that its entertainment production and computer animation and visual effects production operations rely on suppliers for specialty services, there are a variety of alternative suppliers available in the event the Company's existing suppliers face Year 2000 problems. The Company's Videssence subsidiary relies heavily on suppliers of parts for its lighting products. Although there are alternative sources for these items, the Videssence subsidiary may experience a disruption in its receipt of these parts if it is forced to replace existing suppliers who experience Year 2000 problems. Consequently, the Company's Videssence subsidiary could experience disruptions in its operations as a result of failures in the computer systems of its major vendors. Accordingly, the Company will develop contingency plans to help mitigate the effects of such failures, if any.

Forward-Looking Statements

The foregoing discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. There are risks and uncertainties that could cause future events and results to differ materially from those anticipated by managment in the forward-looking statements included in this report. Among these risks and uncertainties are the effect of the Year 2000 computer problem on the Company's internal systems and the effect on the Company's business of any failures in the computer systems of the Company's major vendors or customers.

PART  II.     OTHER INFORMATION

Item 6.	      Exhibits and Reports on Form 8-K

(a.)	         Exhibits

             	Exhibit	       Description
              -------        -----------
               10.1          Equipment lease with Comerica Leasing, Schedule
                             No. 4. (2)(3)
               10.2          Equipment lease with Digital Financial Services,
                             Schedules No. 3 and 4. (2)(3)
               10.3          Equipment lease with Lyon Credit Corporation,
                             Schedule No. 6.  (2)(3)
                27	          Financial Data Schedule. (1)
              ----------------------
              (1) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1998, filed on November 13, 1998.
              (2) Certain portions of this exhibit have been redacted and are subject to a request for confidential treatment. The entirety of this exhibit has been filed separately with the Commission.
              (3) Filed herewith.

(b.)	         Reports on Form 8-K

             	None.

                                   SIGNATURE





Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NETTER DIGITAL ENTERTAINMENT, INC.
                                         Registrant

Dated:  January 20, 1999                 By: /s/Chad Kalebic
                                         -------------------
                                         Chad Kalebic
                                         Chief Financial Officer

                               EXHIBIT INDEX

              Exhibit          Description
              Number

               10.1            Equipment lease with Comerica Leasing, Schedule
                               No. 4.  *
               10.2 Equipment lease with Digital Financial Services, Schedules No. 3 and 4. *
               10.3            Equipment lease with Lyon Credit Corporation,
                               Schedule No. 6  *

              ---------------------

                * Certain portions of this exhibit have been redacted and are subject to a request for confidential treatment. The entirety of this exhibit has been filed separately with the Commission.