Form 10-Q
period 1998-12-31
NETTER DIGITAL ENTERTAINMENT INC
filed 1999-02-12
CIK 1001592

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C.


(X)            Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934



For the Quarterly Period                        Commission File No. 0-26884
  Ended December 31, 1998

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

                         YES      X        NO ___


As of February 12, 1999 the Registrant had 3,334,405 shares of its Common Stock, $.01 par value, issued and outstanding.







             NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                               FORM 10-Q
                            December 31, 1998
                                INDEX


PART I.	FINANCIAL INFORMATION
                                                              PAGE
Item 1.	Financial Statements (Unaudited)	                    NUMBER
                                                             ------

        Consolidated Balance Sheets as of
        December 31, 1998 and June 30, 1998.	                    3

        Consolidated Statements of Operations for
        the three-month and six-month periods ended
        December 31, 1998 and December 31, 1997.	                4

        Consolidated Statements of Cash Flows for the
        six-month periods ended December 31, 1998
        and December 31, 1997.	                                  5

        Notes to Consolidated Financial Statements	             6-7


Item 2.	Management's Discussion and Analysis of
        Financial Condition and	Results of Operations	          8-12

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	     13

Item 6.	Exhibits and Reports on Form 8-K	                        13

Signatures		                                                     14














                              Page 2 of 14



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

               NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                                                              December 31,        JUNE 30,
                                                                  1998              1998
                                                              ------------     ------------
                                                               (Unaudited)
                                   ASSETS
                                   ------
CURRENT ASSETS:
  Cash and cash equivalents                                 $      423,593    $   1,634,809
  Accounts receivable                                            1,641,903          781,374
  Due from officer                                                 155,897          155,897
  Inventory                                                        236,409          153,529
  Production costs, net                                            288,196          251,632
  Other Current Assets                                             144,399           81,180
  Net Current Assets, Discontinued Operations                    3,435,956        3,728,998
                                                             --------------    -------------
      TOTAL CURRENT ASSETS                                       6,326,353        6,787,419

EQUIPMENT,  net                                                  3,114,396        2,954,601

DEPOSITS AND OTHER ASSETS                                          222,572          184,666
                                                             --------------    -------------
                                                            $    9,663,321    $   9,926,686
                                                             ==============    =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and production fee advances              $    1,694,284    $   1,434,947
  Accrued expenses                                                 144,183          138,899
  Deferred revenue                                                 893,453        1,106,957
  Current portion of capital lease obligations                     902,132          696,558
  Provision for discontinued operations                          1,880,956                -
                                                             --------------    -------------
        TOTAL CURRENT LIABILITIES                                5,515,008        3,377,361

CAPITAL LEASE OBLIGATIONS                                        1,274,773        1,337,186

MINORITY INTEREST                                                      500              500
                                                             --------------    -------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $.001 par value, 2,000,000 shares
    authorized; 54,550 shares issued and outstanding               328,585          304,366
  Common stock, $.01 par value, 20,000,000 shares
    authorized; 3,334,405 shares issued and outstanding             33,344           33,344
  Additional paid-in capital                                     4,726,171        4,726,171
  Retained (Deficit) Earnings                                   (2,215,060)         147,758
                                                             --------------    -------------
          TOTAL STOCKHOLDERS EQUITY                              2,873,040        5,211,639
                                                             --------------    -------------
                                                            $    9,663,321    $   9,926,686
                                                             ==============    =============

<FN1>

The accompanying notes are an integral part of the consolidated financial statements.

                              Page 3 of 14

              NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                          Three Months Ended Dec. 31,      Six Months Ended Dec. 31,
                                          ---------------------------     --------------------------
                                              1998          1997               1998        1997
                                          ---------------------------     ---------------------------
                                           (Unaudited)   (Unaudited)       (Unaudited)   (Unaudited)


REVENUES:                                 $  6,614,148   $  7,672,044    $ 13,501,769   $ 13,516,381

EXPENSES:
   Production                                5,806,899      6,939,861      11,796,353     12,054,250
   General and administrative                  680,541        590,979       1,328,510      1,129,919
                                           ------------   ------------    ------------   ------------
        TOTAL EXPENSES                       6,487,440      7,530,840      13,124,863     13,184,169
                                           ------------   ------------    ------------   ------------

OPERATING INCOME                               126,708        141,204         376,906        332,212
                                           ------------   ------------    ------------   ------------

OTHER INCOME (EXPENSE):
   Interest income                               2,987          4,580           6,007         14,466
   Other income/(expense)                            -              -               -          9,243
   Interest (expense)                          (47,939)       (18,480)        (87,596)       (29,270)
                                           ------------   ------------    ------------   ------------
        TOTAL OTHER (EXPENSE)                  (44,952)       (13,900)        (81,589)        (5,561)
                                           ------------   ------------    ------------   ------------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                           81,756        127,304         295,317        326,651

PROVISION FOR INCOME TAXES                       4,400         46,000          80,000        121,500
                                           ------------   ------------    ------------   ------------
INCOME FROM CONTINUING OPERATIONS         $     77,356   $     81,304    $    215,317   $    205,151

DISCONTINUED OPERATIONS
  Loss from operation of Videssence, Inc.
   (net of income tax benefit)                (610,417)       (65,084)       (670,806)      (175,380)
  Loss on the divestiture of Videssence     (1,880,956)             -      (1,880,956)             -
                                           ------------   ------------    ------------   ------------
NET INCOME (LOSS)                         $ (2,414,017)  $     16,220    $ (2,336,445)  $     29,771

Cumulative preferred stock dividend             12,276         10,608          26,373         21,219
                                           ------------   ------------    ------------   ------------

Net Income (Loss) to common shareholders  $ (2,426,293)  $      5,612    $ (2,362,818)   $     8,552
                                           ============   ============    ============   ============

Basic and diluted earnings (loss) per share:
  Continuing operations, including
    preferred dividends                           0.02           0.02            0.06           0.05
  Discontinued operations                 $      (0.75)  $      (0.02)    $     (0.77)   $     (0.05)
                                           ------------   ------------    ------------   ------------
   Net earnings (loss), per share         $      (0.73)          0.00           (0.71)          0.00
                                           ============   ============    ============   ============

Weighted average common shares outstanding   3,334,405      3,338,950        3,334,405     3,333,346
                                           ============   ============    ============   ============

<FN1>

The accompanying notes are an integral part of the consolidated financial statements.

                              Page 4 of 14


                  NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six Months Ended December 31,
                                                          --------------------------------
                                                                  1998           1997
                                                          --------------------------------
                                                             (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $  (2,336,445)   $    29,771
                                                           --------------  --------------
 Adjustments to reconcile net income to net cash
      provided by operating activities:
            Depreciation                                         420,103        225,788
            Amortization                                          52,156         60,441
            Provision for loss of discontinued operations      1,880,956              -

Changes in operating assets and liabilities:
    (Increase) in accounts receivable                           (860,529)      (178,053)
    (Increase) in other current assets                           (63,219)       (36,399)
    (Increase) in inventory                                      (82,880)       (40,953)
    (Increase) in production costs                               (36,564)        33,046
    (Increase) in deposits and other assets                      (37,906)          (501)
    Increase/(decrease) in accounts payable                      259,337       (422,065)
    Increase/(decrease) in accrued expenses                        5,284        (30,871)
    (Decrease) in deferred revenue                              (213,504)      (249,066)
    Decrease/(increase) in net assets from
      discontinued operations                                    215,009       (494,465)
                                                          ---------------   ------------
                                                               1,538,243     (1,133,098)
                                                          ---------------   ------------

    NET CASH USED IN OPERATING ACTIVITIES                       (798,202)    (1,103,327)
                                                          ---------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                         (55,241)      (128,717)
                                                          ---------------   ------------
    NET CASH USED IN INVESTING ACTIVITIES                        (55,241)      (128,717)
                                                          ---------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of capital lease obligations             (357,773)      (130,156)
                                                          ---------------   -------------
NET CASH USED IN FINANCING ACTIVITIES                           (357,773)      (130,156)
                                                          ---------------   -------------

NET DECREASE IN CASH                                          (1,211,216)    (1,362,200)

Cash, beginning of period                                      1,634,809      2,574,522
                                                          ---------------   -------------

Cash, end of period                                         $    423,593     $ 1,212,322
                                                          ===============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
   Cash paid for interest                                   $     92,228     $    92,989
   Cash paid for income taxes                               $     36,200     $     9,800
 Noncash activity:
   Stock issued for legal fee settlement                    $          -     $    50,000
   Stock dividend                                           $     14,097     $    21,219
   Purchase of equipment through leases payable             $    250,212     $   647,807

<FN1>

The accompanying notes are an integral part of the consolidated financial statements.

                              Page 5 of 14



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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1998 and June 30, 1998, and the results of operations and cash flows for the three-month and six-month periods ended December 31, 1998 and 1997 have been included.

The results of operations for the three-month and six-month periods ended December 31, 1998, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's
Form 10-KSB as filed with the Securities and Exchange Commission for the year ended June 30, 1998.

DISCONTINUED OPERATIONS

Effective the quarter ended December 31,1998, the Board of Directors voted to classify and operate the Company's Videssence subsidiary as a discontinued operation. The Company's Board of Directors and financial advisors have determined that at this time the Company's best strategy for growth is to focus directly on its core entertainment business and to divest its non-entertainment business activities. Accordingly, the Board has instructed management to divest the Videssence subsidiary, which manufactures and distributes media lighting
products, by the end of 1999.   The Company is reviewing how to best capitalize
on its recent investment in Videssence and has initiated steps to locate a buyer for the Videssence operation. Of course, there can be no assurance that the Company will locate a buyer and consummate a sale of the Videssence operation on terms acceptable to the Company. In the quarter ended December 31, 1998, the Company accrued a provision for the estimated loss on divestiture of the Videssence operation of approximately $1.9 million which includes $750,000 for pretax operating losses during the phase-out period. Actual results could differ from this estimate. The results of operations for this business have been reclassified to discontinued operations for all periods in the accompanying unaudited consolidated financial statements.

The assets of the discontinued operation are as follows:

                                         		December 31,	    June 30,
                                             		1998	          1998
                                               ----           ----
	Accounts Receivable, net	                $   539,864	    $ 1,503,637
	Inventory	                                 2,035,322	      1,477,496
	Other Current Assets	                         58,574	         53,357
                                          ------------    ------------
		Total Current Assets	                     2,633,760	      3,034,490
	Property, Plant and Equipment,
		net of accumulated depreciation	            176,915	        202,793
	Other Assets	                                217,228	        149,094
 Intangibles                                1,886,279       1,938,434
                                          ------------    ------------
 		Total Assets	                          $ 4,914,182    	$ 5,324,811
	  Total Liabilities	                       1,478,226	      1,595,813
                                          ------------    ------------
 		Total Net Assets	                      $ 3,435,956	    $ 3,728,998
                                          ============    ============

Summarized results of the discontinued operation are as follows:

                            		Three Months Ended	         Six Months Ended
                               		December 31,	               December 31,
                             		1998		      1997	        1998		       1997
                               ----        ----         ----         ----
	Net Sales	                 $ 400,512	  $ 963,306	  $ 1,400,018	  $ 1,892,839
	Cost and expenses	         1,015,329	  1,062,390	    2,127,824	    2,159,219
                            ----------  ----------   -----------   -----------
	(Loss) before inc. taxes	  ($614,817)	  ($99,084)	   ($727,806)	   ($266,380)
	Income tax (benefit)	         (4,400)	   (34,000)     	(57,000)	     (91,000)
                            ----------  ----------   -----------   -----------
	(Loss) from discontinued
	 	operations	              ($610,417)	  ($65,084)	   ($670,806)	   ($175,380)
                            ==========  ===========  ===========   ===========

DUE FROM OFFICER/RECEIVABLE FROM RELATED PARTY

On November 20, 1995, the Company's Chief Executive Officer entered into a promissory note with the Company in the amount of $194,876, bearing interest at 7.25% per annum of which $38,979 was repaid. Subsequent to the quarter ended December 31, 1998, Mr. Netter repaid an additional $50,000 of outstanding principal. The remaining unpaid principal balance of $105,897 and accrued interest of $5,651 is due on May 20, 1999. The Board of Directors has agreed to allow the note to be repaid in shares of the Company's Common stock. The stock repayment required is 110% of the outstanding loan amount which will be priced at the fair market value on the date of repayment.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
        of Operations

General

The Company is engaged in two primary business activities:

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


Results of Operations

Revenues. The Company's revenues for the second quarter and six-month periods ended December 31, 1998 were approximately $6.6 million and $13.5 million, respectively, for a decrease of 13.8% as compared to the second quarter ended December 31, 1997 and no change in the respective six-month periods. The decrease in the second quarter resulted primarily from a shortfall of approximately $2.4 million in revenues generated from the "Babylon5"/"Crusade" productions this year as compared to last year. This difference is timing related, as total production budgets are similar, and was caused by delays in the production schedule beyond our control. This decrease was partially offset by a $1.2 million increase in revenues from the Company's Netter Digital Technologies Division and a $100,000 increase in revenues from the Company's "Babylon 5" Fan Club as compared to the same period of the prior year resulting primarily from the Company's work on "Voltron" and other contracts as well as the Division's growth over the last year.

Gross Margin. The Company's gross margin for the quarter ended December 31, 1998 increased from 9.5% to 12.2% of revenues, as compared to the prior year. For the six-month period ended December 31, 1998, gross margin increased from 10.8% to 12.6% of revenues, as compared to the prior year. These increases in gross margin resulted primarily from the larger percentage of total revenue coming from the Company's Netter Digital Technologies Division which realizes higher gross margins than the entertainment production business.

General and Administrative Expenses. General and administrative expenses were approximately 10.3% and 9.8% as a percentage of net revenues for the three-month and six-month periods ended December 31, 1998, respectively, as compared to 7.7% and 8.4% for the same prior year periods. This increase resulted primarily from the increase in overhead to accommodate the additional work from its Netter Digital Technologies Division as well as a decrease in revenues for the second quarter ended December 31, 1998 as compared to the comparable prior period.

Other Income and Expenses. Interest income decreased to $2,987 and $6,007 for the quarter and six-month period ended December 31, 1998, respectively, compared to $4,580 and $14,466 for the same prior year periods, as proceeds from the Company's November 1995 initial public offering were fully drawn from short term investments and used for working capital for Videssence by the end of the Company's fiscal year ended June 30, 1998. Interest expense increased to $47,939 and $87,596 for the quarter and six-month period ended December 31, 1998, respectively, from $18,480 and $29,270 in the same period of the previous year due to the Company's further utilization of capital lease lines for continued expansion of its computer animation and visual effects facilities.

Discontinued Operations. Effective the quarter ended December 31,1998, the Board of Directors voted to classify and operate the Company's Videssence subsidiary as a discontinued operation. The Company's Board of Directors and financial advisors have determined that at this time the Company's best strategy for growth is to focus directly on its core entertainment business and to divest its non-entertainment business activities. Accordingly, the Board has instructed management to divest the Videssence subsidiary, which manufactures and distributes media lighting products, by the end of 1999. The Company is reviewing how to best capitalize on its recent investment in Videssence and has initiated steps to locate a buyer for the Videssence operation. Of course, there can be no assurance that the Company will locate a buyer and consummate a sale of the Videssence operation on terms acceptable to the Company. In the quarter ended December 31, 1998, the Company accrued a provision for an estimated anticipated loss on the divestiture of the Videssence operation of approximately $1.9 million which includes $750,000 for pretax operating losses during the phase-out period. Actual results could differ from this estimate. The results of operations for this business have been reclassified to discontinued operations for all periods in the accompanying unaudited consolidated financial statements.

Pretax losses at the Videssence operation for the quarter and six months periods ended December 31, 1998 were $614,817 and $727,806, respectively, as compared to $99,084 and $266,380 for same respective periods of the prior year. The primary factors leading to the degradation compared to last year were a sales shortfall comprised of lower than anticipated demand for new products, higher than anticipated sales returns, and delays in production which led to a larger backlog than usual at December 31, 1998. For a further summary of the assets, liabilities and operating results of Videssence, see the section entitled "Discontinued Operations" in the "Notes to Consolidated Financial Statements."

Liquidity and Capital Resources

The Company has funded its operations to date primarily through cash flows from operations, its initial public offering of Common Stock and Warrants completed in November 1995 which generated net proceeds of approximately $3.2 million, and a February 1997 preferred stock placement which raised $424,000 in gross proceeds. With respect to production costs for particular entertainment Projects, the Company has customarily entered into production contracts with studios, networks and distributors who cover 100% of the production funding. Such production funds are received by the Company during the production stage of a Project. To date, the Company has been able to secure production financing from a major studio, network or distributor for all of its Projects. While the Company believes that similar financing arrangements can be made for future productions, there can be no assurance that the Company will be successful in obtaining such production financing. In that event, the Company would have to secure alternative sources for financing Projects. Moreover, as the Company continues to develop new forms of high technology production activities and projects for new entertainment ancillary markets, it may elect to make additional overhead and equity commitments for these new projects. These potential new financial commitments, if pursued, could create additional risk for the Company as to whether it will recover the costs of its investment and generate a profit.

During the quarter and six-month period ended December 31, 1998, the Company derived approximately 77% and 77% of its entertainment production revenues, respectively, from its agreements with Warner Bros. relating to the production of the "Babylon 5" series, the follow-on "Crusade" series, and the associated made for television movies. If the "Crusade" series is not renewed through an additional agreement extension after the first season and the Company is unable to replace the series with one generating comparable revenues, the Company's financial condition and operations could be materially adversely affected.

Cash used in operating activities was approximately $798,000 for the six-months ended December 31, 1998. The biggest contributors to this usage was the loss at the Company's Videssence subsidiary as sales were lower than expected. An increase in accounts receivable outpaced an increase in accounts payable as additional billings were made by the entertainment production business.
Also, deferred revenues decreased as prepaid production costs were used for the production services business.

The operating needs at the Company's Videssence subsidiary have required more of the Company's cash flow over the last 12 months than originally anticipated. As of December 31, 1998, the Company's sources of liquidity included cash and cash equivalents totaling approximately $420,000. Currently, the Company is engaged in advanced discussions to secure additional equity capital to fund the intended growth in its core entertainment business and to maintain adequate levels of working capital. Of course, there can be no assurance that these discussions will be successfully consummated.

The Company has approximately $2,177,000 of outstanding capital leases as of December 31, 1998. The Company uses capital leases primarily for equipment additions to its in-house post-production and graphics/animation facilities.

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

The Company estimates its cost to assess and achieve Year 2000 compliance will be less than $10,000, of which less than $5,000 has been incurred through December 31, 1998. These amounts do not include costs incurred in the Company's replacement or upgrading of existing computer systems in the ordinary course of business. No system replacements were made or accelerated to comply with Year 2000 issues. These estimates are subject to revisions based on future assessments and responses from vendors and customers. The Company expects to continue to fund its Year 2000 costs through its cash flows from operations and to expense modification costs as incurred.

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

The Company's 1998 Annual Meeting of Shareholders was held on November 16, 1998. The purpose of the meeting was to elect the Board of Directors. The meeting was adjourned and reconvened on November 30, 1998 with the final tally of votes being as follows:

                                             				Abstain or	      Broker
	Directors	               For	       Against	     Withheld	      Non-votes
 ---------                ---        -------     ----------      ---------
	Douglas Netter	       3,246,027       	0          	7,750	           0
	John Copeland	        3,246,027	       0	          7,750	           0
	Kate Netter Forte	    3,246,027	       0	          7,750	           0
	Leonard Silverman	    3,246,027	       0	          7,750	           0
	Paul Costa           	3,246,027	       0	          7,750	           0
	Lennart Ringquist	    3,246,027	       0	          7,750	           0


Item 6.	Exhibits and Reports on Form 8-K

(a.)	Exhibits

  	Exhibit	     Description
   -------      -----------
  		27	         Financial Data Schedule. (1)
   ----------------------
   (1) Filed herewith.

(b.)	Reports on Form 8-K

    	None.

                                   SIGNATURE



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NETTER DIGITAL ENTERTAINMENT, INC.
                                         Registrant


Dated: February 12, 1999	                By: /s/Chad Kalebic
                                             -------------------------
                                         Chad Kalebic
                                         Chief Financial Officer