Form 10-Q
period 1999-03-31
NETTER DIGITAL ENTERTAINMENT INC
filed 1999-05-14
CIK 1001592

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C.


(X)            Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934



For the Quarterly Period                        Commission File No. 0-26884
  Ended March 31, 1999

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

                         YES      X        NO ___


As of May 14, 1999 the Registrant had 3,334,405 shares of its Common Stock, $.01 par value, issued and outstanding.







             NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                               FORM 10-Q
                            March 31, 1999
                                INDEX


PART I.	FINANCIAL INFORMATION
                                                              PAGE
Item 1.	Financial Statements (Unaudited)	                    NUMBER
                                                             ------

        Consolidated Balance Sheets as of
        March 31, 1999 and June 30, 1998.	                    3

        Consolidated Statements of Operations for
        the three-month and nine-month periods ended
        March 31, 1999 and March 31, 1998.	                   4

        Consolidated Statements of Cash Flows for the
        nine-month periods ended March 31, 1999
        and March 31, 1998.	                                  5

        Notes to Consolidated Financial Statements	           6-7


Item 2.	Management's Discussion and Analysis of
        Financial Condition and	Results of Operations	        8-12

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds       	     13

Item 6.	Exhibits and Reports on Form 8-K	                     14

Signatures		                                                  14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

               NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                                                                March 31,        JUNE 30,
                                                                  1999             1998
                                                              ------------     ------------
                                                               (Unaudited)
                                   ASSETS
                                   ------
CURRENT ASSETS:
  Cash and cash equivalents                                 $      453,398    $   1,634,809
  Accounts receivable                                              717,447          781,374
  Due from officer                                                     -            155,897
  Inventory                                                        220,345          153,529
  Production costs, net                                            386,187          251,632
  Other Current Assets                                             165,889           81,180
  Net Current Assets, Discontinued Operations                    2,963,592        3,703,998
                                                             --------------    -------------
      TOTAL CURRENT ASSETS                                       4,906,858        6,762,419

EQUIPMENT,  net                                                  3,101,822        2,954,601

DEPOSITS AND OTHER ASSETS                                          243,497          209,666
                                                             --------------    -------------
                                                            $    8,252,177    $   9,926,686
                                                             ==============    =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and production fee advances              $    1,028,495    $   1,434,947
  Accrued expenses                                                  72,660          138,899
  Deferred revenue                                                 366,746        1,106,957
  Current portion of capital lease obligations                     987,008          696,558
  Provision for discontinued operations                          1,298,366                -
                                                             --------------    -------------
        TOTAL CURRENT LIABILITIES                                3,753,275        3,377,361

CAPITAL LEASE OBLIGATIONS                                        1,183,739        1,337,186

NOTE PAYABLE                                                       425,000                -

MINORITY INTEREST                                                      500              500


STOCKHOLDERS' EQUITY :
  Preferred stock, $.001 par value, 2,000,000 shares
    authorized; 57,286 shares issued and outstanding               353,200          304,366
  Common stock, $.01 par value, 20,000,000 shares
    authorized; 3,334,405 shares issued and outstanding             33,344           33,344
  Additional paid-in capital                                     4,726,171        4,726,171
  Retained Earnings (Deficit)                                   (2,223,052)         147,758
                                                             --------------    -------------
          TOTAL STOCKHOLDERS EQUITY                              2,889,663        5,211,639
                                                             --------------    -------------
                                                            $    8,252,177    $   9,926,686
                                                             ==============    =============

<FN1>

The accompanying notes are an integral part of the consolidated financial statements.

              NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                          Three Months Ended March 31,      Nine Months Ended March 31,
                                          ---------------------------     --------------------------
                                              1999          1998               1999        1998
                                          ---------------------------     ---------------------------
                                           (Unaudited)   (Unaudited)       (Unaudited)   (Unaudited)


REVENUES:                                 $  6,383,205   $  6,710,319    $ 19,884,974   $ 20,226,700

EXPENSES:
   Production                                5,643,781      6,035,065      17,440,134     18,089,315
   General and administrative                  688,134        575,091       2,016,644      1,705,010
                                           ------------   ------------    ------------   ------------
        TOTAL EXPENSES                       6,331,915      6,610,156      19,456,778     19,794,325
                                           ------------   ------------    ------------   ------------

OPERATING INCOME                               51,290        100,163         428,196        432,375
                                           ------------   ------------    ------------   ------------

OTHER INCOME (EXPENSE):
   Interest income                               2,081          3,559           8,088         18,025
   Other income/(expense)                            -              -               -          9,243
   Interest (expense)                          (48,775)       (19,052)       (136,371)       (48,322)
                                           ------------   ------------    ------------   ------------
        TOTAL OTHER (EXPENSE)                  (46,694)       (15,493)       (128,283)       (21,054)
                                           ------------   ------------    ------------   ------------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                            4,596         84,670         299,913        411,321

PROVISION FOR INCOME TAXES                           -          7,500          80,000        128,000
                                           ------------   ------------    ------------   ------------
INCOME FROM CONTINUING OPERATIONS         $      4,596   $     77,170    $    219,913   $    283,321

DISCONTINUED OPERATIONS
  Loss from operation of Videssence, Inc.
   (net of income tax benefit)                        -         2,161       (670,806)       (174,219)
  Loss on the divestiture of Videssence               -             -     (1,880,956)             -
                                           ------------   ------------    ------------   ------------
NET INCOME (LOSS)                         $       4,596  $     79,331    $ (2,331,849)  $    109,102

Cumulative preferred stock dividend             12,588         10,745          38,961         31,964
                                           ------------   ------------    ------------   ------------

Net Income (Loss) to common shareholders  $     (7,992)  $     68,586    $ (2,370,810)   $    77,138
                                           ============   ============    ============   ============

Basic and diluted earnings (loss) per share:
  Continuing operations, including
    preferred dividends                          (0.00)          0.02            0.05           0.07
  Discontinued operations                 $           -  $       0.00    $      (0.76)   $     (0.05)
                                           ------------   ------------    ------------   ------------
   Net earnings (loss), per share         $      (0.00)          0.02           (0.71)          0.02
                                           ============   ============    ============   ============

Weighted average common shares outstanding   3,334,405      3,337,110        3,334,405     3,334,601
                                           ============   ============    ============   ============

<FN1>

The accompanying notes are an integral part of the consolidated financial statements.

                  NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Nine Months Ended March 31,
                                                          --------------------------------
                                                                  1999           1998
                                                          --------------------------------
                                                             (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $  (2,331,849)   $   109,102
                                                           --------------  --------------
 Adjustments to reconcile net income to net cash
      provided by operating activities:
            Depreciation                                         627,650        354,382
            Amortization                                          52,156         90,341
            Provision for loss of discontinued operations      1,880,956              -

Changes in operating assets and liabilities:
    Decrease/(increase) in accounts receivable                    63,927       (377,530)
    Decrease in due from officer                                 155,897             -
    (Increase) in other current assets                           (84,709)       (13,736)
    (Increase) in inventory                                      (66,816)       (93,459)
    (Increase)/decrease in production costs                     (134,555)        28,951
    (Increase) in deposits and other assets                      (33,831)       (40,733)
    (Decrease) in accounts payable                              (406,452)       (93,541)
    (Decrease) in accrued expenses                               (66,239)       (46,489)
    (Decrease) in deferred revenue                              (740,211)      (274,968)
    Decrease/(increase) in net assets from
      discontinued operations                                     215,009       (659,848)
                                                          ---------------   ------------
                                                                1,462,782     (1,126,630)
                                                          ---------------   ------------

    NET CASH USED IN OPERATING ACTIVITIES                       (869,067)    (1,017,528)
                                                          ---------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                         (60,579)      (299,656)
                                                          ---------------   ------------
    NET CASH USED IN INVESTING ACTIVITIES                        (60,579)      (299,656)
                                                          ---------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of capital lease obligations             (676,765)      (217,549)
    Drawdown from funding facility                               425,000              -
                                                          ---------------   -------------
NET CASH USED IN FINANCING ACTIVITIES                           (251,765)      (217,549)
                                                          ---------------   -------------

NET DECREASE IN CASH                                          (1,181,411)    (1,534,733)

Cash, beginning of period                                      1,634,809      2,533,194
                                                          ---------------   -------------

Cash, end of period                                         $    453,398     $  998,461
                                                          ===============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
   Cash paid for interest                                   $    136,371     $   137,538
   Cash paid for income taxes                               $     89,453     $    10,617 9,800
 Noncash activity:
   Stock issued for legal fee settlement                    $          -     $    50,000
   Stock dividend                                           $     38,961     $    31,964
   Purchase of equipment through leases payable             $    773,460     $   647,807

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1999 and June 30, 1998, and the results of operations and cash flows for the three-month and nine-month periods ended March 31, 1999 and 1998 have been included.

The results of operations for the three-month and nine-month periods ended March 31, 1999, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's
Form 10-KSB as filed with the Securities and Exchange Commission for the year ended June 30, 1998.

DISCONTINUED OPERATIONS

Effective the quarter ended December 31, 1998, the Board of Directors voted to classify and operate the Company's Videssence subsidiary as a discontinued operation. The Company's Board of Directors and financial advisors have determined that at this time the Company's best strategy for growth is to focus directly on its core entertainment business and to divest its non-entertainment business activities. Accordingly, the Board has instructed management to divest the Videssence subsidiary, which manufactures and distributes media lighting
products, by the end of 1999.   The Company is reviewing how to best capitalize
on its recent investment in Videssence and is currently in negotiations with potential buyers for the Videssence operation. Of course, there can be no assurance that the Company will consummate a sale of the Videssence operation with one of these buyers or any other buyers on terms acceptable to the Company. In the quarter ended December 31, 1998, the Company accrued a provision for the estimated anticipated loss on divestiture of the Videssence operation of approximately $1.9 million which includes $750,000 for pretax operating losses during the phase-out period. Actual results could differ from this estimate. The results of operations for this business have been reclassified to discontinued operations for all periods in the accompanying unaudited consolidated financial statements.

The assets of the discontinued operation are as follows:

                                         		   March 31,	    June 30,
                                             		1999          1998
                                               ----           ----
	Accounts Receivable, net	                $   654,727	    $ 1,503,637
	Inventory	                                 1,540,783	      1,477,496
	Other Current Assets	                         66,882	         53,357
                                          ------------    ------------
		Total Current Assets	                     2,262,392	      3,034,490
	Property, Plant and Equipment,
		net of accumulated depreciation	            153,735	        202,793
	Other Assets	                                119,830	        124,094
 Intangibles                                1,860,202       1,938,434
                                          ------------    ------------
 		Total Assets	                          $ 4,396,159    	$ 5,299,811
	  Total Liabilities	                       1,432,567	      1,595,813
                                          ------------    ------------
 		Total Net Assets	                      $ 2,963,592	    $ 3,703,998
                                          ============    ============

Summarized results of the discontinued operation are as follows:

                            		Three Months Ended	         Nine Months Ended
                               		March 31,	                 March 31,
                             		1999*		      1998	        1999*		       1998
                               ----        ----           ----         ----
	Net Sales	                       $-	  $1,180,921	  $ 1,400,018	  $ 3,073,760
	Cost and expenses	                -    1,178,760	    2,127,824     3,337,979
                           ----------  ----------   -----------   -----------
	(Loss) before inc. taxes	        $-       $2,161 	   ($727,806)	   ($264,219)
	Income tax (benefit)	             -            -     	 (57,000)      (90,000)
                            ----------  ----------   -----------   -----------
	(Loss) from discontinued
	 	operations	                    $-        $2,161     ($670,806)	   ($174,219)
                            ==========  ===========  ===========   ===========


* Includes results of operations through the measurement date of December 31, 1998.

DUE FROM OFFICER/RECEIVABLE FROM RELATED PARTY

On March 29, 1999, Netter Digital Entertainment, Inc., a Delaware corporation (the "Company"), obtained a $1.0 million funding facility (the "Facility") from AIB Investments Pty Limited ("AIB"), an Austrailian corporation. As of March 31, 1999, the Company has drawn down $425,000 of principal under this Facility evidenced by a non-interest bearing Senior Subordinated Convertible Note (a "Note), due March 29, 2002. Subsequent to March 31, 1999, the Company drew down the remaining available principal balance of $575,000, which is also due
March 29, 2002. The aggregate of $1.0 million principal of these Notes is convertible into shares (the "Conversion Shares") of the Company's common stock at a conversion rate of $2.00 per share, subject to anti-dilution adjustments. Effective March 29, 1999, AIB also recieved five-year warrants (the "Warrants") to purchase up to a maximum of 750,000 shares (the "Warrant Shares") of the Company's common stock, at an exercise price of $2.50 per share, subject to anti-dilution adjustments.

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

General

The Company is engaged in two primary business activities:

= Entertainment Production. The Company is engaged in the acquisition, development and production of television series, made-for-television movies, documentaries, theatrical motion pictures and multimedia products (collectively and individually referred to as the "Productions" or "Projects"). The
Company specializes in combining live action film production with computer graphics and other digital imaging in the creation of dramatic series, documentaries, and children's programming utilizing state-of-the-art entertainment production technology. The Company has produced the award winning series "Babylon 5" and the follow-on series entitled "Crusade."
With its recent work on the children's series, "Voltron: The Third Dimension" ("Voltron"), the Company is at the forefront of the fully animated or animation intensive production market for television. The Company's general practice has been to sell or license its Productions under a production contract with a major entertainment studio or distributor who is responsible for the production costs of the Production. The Company has also established an objective to retain greater equity participation in the projects it produces by increasing its overhead and equity commitments for future projects (see "Liquidity and Capital Resources" below).

= Computer Animation and Visual Effects Production Services. As an outgrowth of its traditional core business of developing and producing media Productions, the Company has entered the business of providing digital media production services to outside clients. In support of its own Productions, especially "Babylon 5" and "Crusade," the Company has developed significant expertise in computer graphics production, digital post-production and various other digital imaging techniques. The quality and popularity of the Company's productions has created industry-wide recognition of its creative and technical skills in these areas. The Company believes that an active market exists for projects requiring creative, high quality, cost effective digital graphics and effects. In order to more fully exploit its strengths in these areas, the Company formed the Netter Digital Technologies Division (or "production services") to market computer graphics and digital post-production services to outside clients. The Company is increasing its efforts in this area and will continue to bid on numerous outside projects on a larger scale, including feature films, television mini-series and commercials.


Results of Operations

Revenues. The Company's revenues for the third quarter and nine-month periods ended March 31, 1999 were approximately $6.4 million and $19.9 million, respectively, for a decrease of 1.7% and 4.9% as compared to the respective prior year periods. The decrease in the third quarter resulted primarily from a shortfall of approximately $1.5 million in revenues generated from the "Babylon5"/"Crusade" productions this year as compared to last year. This difference resulted from the fact that the production of "Crusade" has been limited to 13 episodes (with no additional episodes ordered at this time), as compared to 22 episodes of "Babylon 5" in the prior year. This decrease was largely offset by a $1.2 million increase in revenues from the Company's Netter Digital Technologies Division as compared to the same period of the prior year resulting primarily from the Company's work on "Voltron" and other contracts as part of the Division's growth over the last year. The decrease in the nine-month period also reflects a decrease in revenues from the "Babylon 5"/"Crusade" productions and an increase in revenues from the Company's Netter Digital Technologies Division.

The Company expects that revenue for the fourth fiscal quarter will be materially adversely affected by the end of the "Crusade" production at 13 episodes for this season which begins airing in June 1999. At this time, the Company has not received a reorder for "Voltron" which completes production of its first season during the fourth fiscal quarter. Two new productions are scheduled to begin during the fourth fiscal quarter, both of which are 3D CGI animated children's shows. Final production contracts have not yet been completed on either of these new productions. Of course, there can be no assurance that the "Crusade" production will be extended beyond 13 episodes, that "Voltron" will be renewed or that the contracts will be finalized on the two new productions.

Gross Margin. The Company's gross margin for the quarter ended March 31, 1999 increased from 10.1% of net revenues in the prior year to 11.6% of net revenues. For the nine-month period ended March 31, 1999, gross margin increased from 10.6% to 12.3% of revenues, as compared to the prior year. These increases in gross margin resulted primarily from the larger percentage of total revenue coming from the Company's Netter Digital Technologies Division which realizes higher gross margins than the entertainment production business.

General and Administrative Expenses. General and administrative expenses were approximately 10.8% and 10.1% as a percentage of net revenues for the three-month and nine-month periods ended March 31, 1999, respectively, as compared to 8.6% and 8.4% for the same prior year periods. This increase resulted primarily from the increase in overhead to accommodate the additional work from its Netter Digital Technologies Division and an increase in overhead at the Company's Fan Club operation. Furthermore, the increase in the percentage was affected by a decrease in revenues for the third quarter ended March 31, 1999 as compared to the comparable prior period.

Other Income and Expenses. Interest income decreased to $2,081 and $8,088 for the quarter and nine-month period ended March 31, 1999, respectively, compared to $3,559 and $18,025 for the same prior year periods, as proceeds from the Company's November 1995 initial public offering were fully drawn from short term investments and used for working capital for Videssence by the end of the Company's fiscal year ended June 30, 1998. Interest expense increased to $48,775 and $136,371 for the quarter and nine-month period ended March 31, 1999, respectively, from $19,052 and $48,322 in the same period of the previous year due to the Company's further utilization of capital lease lines for continued expansion of its computer animation and visual effects facilities.

Discontinued Operations. Effective the quarter ended December 31,1998, the Board of Directors voted to classify and operate the Company's Videssence subsidiary as a discontinued operation. The Company's Board of Directors and financial advisors determined that the Company's best strategy for growth is to focus directly on its core entertainment business and to divest its non-entertainment business activities. Accordingly, the Board has instructed management to divest the Videssence subsidiary, which manufactures and distributes media lighting products, by the end of 1999. The Company is reviewing how to best capitalize on its recent investment in Videssence and currently is in negotiations with potential buyers for the Videssence operation. Of course, there can be no assurance that the Company will consummate a sale of the Videssence operation with one of these buyers or any other buyers on terms acceptable to the Company. In the quarter ended December 31, 1998, the Company accrued a provision for an estimated anticipated loss on the divestiture of the Videssence operation of approximately $1.9 million which includes $750,000 for pretax operating losses during the phase-out period. Actual results could differ from this estimate. The results of operations for this business have been reclassified to discontinued operations for all periods in the accompanying unaudited consolidated financial statements.

Pretax losses at the Videssence operation for the quarter and nine-month periods ended March 31, 1999 were $582,590 and $1,310,396, respectively, as compared to a pretax profit of $2,161 and a pretax loss of $264,219 for the same respective periods of the prior year. The primary factors leading to this decrease compared to last year were a write-down of inventory, a sales shortfall comprised of lower than anticipated demand for new products, higher than anticipated sales returns, and delays in production which led to a larger backlog than usual at March 31, 1999. For a further summary of the assets, liabilities and operating results of Videssence, see the section entitled "Discontinued Operations" in the "Notes to Consolidated Financial Statements."

Liquidity and Capital Resources

The Company has funded its operations to date primarily through cash flows from operations, its initial public offering of Common Stock and Warrants completed in November 1995 which generated net proceeds of approximately $3.2 million, and a February 1997 preferred stock placement which raised $424,000 in gross proceeds. On March 29, 1999, the Company obtained a $1.0 million funding facility (the "Facility") from AIB Investments Pty Limited. As described in Part II, Item 2 hereof, as of May 14, 1999, the entire $1.0 million in principal has been drawn down on the Facility and is evidenced by non-interest bearing Senior Subordinated Convertible Notes, due March 29, 2002. With respect to production costs for particular entertainment Projects, the Company has customarily entered into production contracts with studios, networks and distributors who cover 100% of the production funding. Such production funds are received by the Company during the production stage of a Project. To date, the Company has been able to secure production financing from a major studio, network or distributor for all of its Projects.
While the Company believes that similar financing arrangements can be made for future productions, there can be no assurance that the Company will be successful in obtaining such production financing. In that event, the Company would have to secure alternative sources for financing Projects. Moreover, as the Company continues to develop new forms of high technology production activities and projects for new entertainment ancillary markets, it may elect to make additional overhead and equity commitments for these new projects. These potential new financial commitments, if pursued, could create additional risk for the Company as to whether it will recover the costs of its investment and generate a profit.

During the quarter and nine-month period ended March 31, 1999, the Company derived approximately 77% of revenues from its agreements with Warner Bros. relating to the production of the "Babylon 5" series, the follow-on "Crusade" series, and the associated made for television movies. The Company is finishing production on 13 episodes of the "Crusade" series. Additional episodes have not been ordered as of the date of this report. If the Company is unable to obtain an extension or renewal of this series or replace the series with one generating comparable revenues, the Company's financial condition and operations could be materially adversely affected.

Cash used in operating activities was approximately $869,000 for the nine-months ended March 31, 1999. The biggest contributors to this usage was the loss at the Company's Videssence subsidiary as sales were lower than expected. Accounts payable decreased as production on "Crusade" slowed down and deferred revenue decreased as prepaid production costs were used for the production services business.

Cash used in financing activities was approximately $252,000 for the nine-months ended March 31, 1999 as money used for principal payments on capital leases more than offset a drawdown of $425,000 from the Facility.

The operating needs at the Company's Videssence subsidiary have required more of the Company's cash flow over the last 12 months than originally anticipated. As of March 31, 1999, the Company's sources of liquidity included cash and cash equivalents totaling approximately $450,000.

The Company has approximately $2.2 million of outstanding capital leases as of March 31, 1999. The Company uses capital leases primarily for equipment additions to its in-house post-production and graphics/animation facilities.

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

The Company estimates its cost to assess and achieve Year 2000 compliance will be less than $10,000, of which less than $5,000 has been incurred through March 31, 1999. These amounts do not include costs incurred in the Company's replacement or upgrading of existing computer systems in the ordinary course of business. No system replacements were made or accelerated to comply with Year 2000 issues. These estimates are subject to revisions based on future assessments and responses from vendors and customers. The Company expects to continue to fund its Year 2000 costs through its cash flows from operations and to expense modification costs as incurred.

Management believes the primary Year 2000 risks to the Company's business are external to the Company and relate to the Year 2000 readiness of the Company's third party suppliers and customers. Consequently, the Company's Year 2000 effort also includes communication with significant third party suppliers and customers to determine the extent to which the Company's systems are vulnerable to those parties' failures to reach Year 2000 compliance. The Company is currently contacting significant suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 capable. Based on responses it has received to date, the Company does not believe that the impact of Year 2000 issues on such suppliers will be material to the Company's business, operations or financial condition. However, there can be no assurance that another company's failure to to ensure Year 2000 capability will not have an adverse effect on the Company.

Overall, the Company believes that it will complete its Year 2000 effort and that there will not be a significant disruption to its business caused by the failure of its own computer systems. In addition, the Company believes that, to the extent that its entertainment production and computer animation and visual effects production operations rely on suppliers for specialty services, there are a variety of alternative suppliers available in the event the Company's existing suppliers face Year 2000 problems. The Company's
Videssence subsidiary relies heavily on suppliers of parts for its lighting products. Although there are alternative sources for these items, the Videssence subsidiary may experience a disruption in its receipt of these parts if it is forced to replace existing suppliers who experience Year 2000 problems. Consequently, the Company's Videssence subsidiary could experience disruptions in its operations as a result of failures in the computer systems of its major vendors. Accordingly, the Company is developing contingency plans such as backup vendors to help mitigate the effects of such failures, if any.

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

PART  II.     OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

	On March 29, 1999, Netter Digital Entertainment, Inc., a Delaware corporation
(the "Company"), obtained a $1.0 million funding facility (the "Facility") from
AIB Investments Pty Limited ("AIB"), an Australian corporation.  As of May 14,
1999, the Company has drawn down the full $1.0 million of principal under this
Facility, with each increment of principal evidenced by a non-interest bearing Senior Subordinated Convertible Note (a "Note"), due March 29, 2002.
The aggregate of $1.0 million principal of these Notes is convertible into shares (the "Conversion Shares") of the Company's common stock at a conversion rate of $2.00 per share, subject to anti-dilution adjustments.  Effective March
29, 1999, AIB also received five-year warrants (the "Warrants") to purchase up to a maximum of 750,000 shares (the "Warrant Shares") of the Company's common stock, at an exercise price of $2.50 per share, subject to anti-dilution adjustments.

	Under the terms of the Facility, the Company has agreed to file a Registration
Statement under the Securities Act of 1933, as amended (the "Securities Act"), as expeditiously as possible and, in any event, by June 28, 1999, covering the resale of the Conversion Shares and the Warrant Shares.  Also in connection with this transaction, the Company has appointed Nicholas Bain as AIB's representative on the Company's Board of Directors.  AIB will become entitled to to a second representative on the Board of Directors if it exercises
Warrants with an aggregate exercise price of $1,036,836.  AIB has executed a standstill agreement whereby, subject to certain exceptions, AIB and its affiliates shall not acquire, before March 29, 2001, additional shares of the
Company's capital stock giving them greater than 30% of the combined voting power of the Company.

 The above is merely a summary of the terms of the Facility and the agreements relating thereto, and is qualified in all respects by the provisions of such agreements, which are attached as Exhibits to the Company's Current Report on Form 8-K dated March 29, 1999 and which are incorporated by reference into
Part II, Item 6 hereof. The Notes, the Warrants, the Conversion Shares and the Warrant Shares were offered and sold by the Company to AIB in reliance upon the exemptions from registration under the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Given the present convertibility of the Notes into up to 500,000 Conversion Shares and the present exercisability of the Warrants into up to 750,000 Warrant Shares, AIB and certain of its affiliates are the beneficial owners of approximately 27.3% of the Company's outstanding Common Stock, based on the 3,334,405 shares outstanding as of May 14, 1999.

Item 6.	Exhibits and Reports on Form 8-K

(a.)   	Exhibits

	       Exhibit	    Description

        4.1 Purchase Agreement dated March 29, 1999 between the Company and AIB. (1)
        4.2         Warrant dated March 29, 1999. (1)
        4.3         Standstill Agreement dated March 29, 1999. (1)
        20	         Press Release, dated March 31, 1999. (1)
      		27          Financial Data Schedule. (2)
----------------------
        (1)	Incorporated by reference from Item 7 of the Company's Current
            Report on Form 8-K dated March 29, 1999.
        (2)	Filed herewith.

(b.)	   Reports on Form 8-K

        The Company has filed a Current Report on Form 8-K dated March 29, 1999 which reported the Company's obtaining the $1.0 million facility.





                               SIGNATURE



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NETTER DIGITAL ENTERTAINMENT, INC.
                               Registrant


Dated: May 14, 1999	           By: /s/Chad Kalebic
                               Chad Kalebic
                               Chief Financial Officer