Form 10-K
period 1999-06-30
NETTER DIGITAL ENTERTAINMENT INC
filed 1999-09-24
CIK 1001592

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-K

          (X)  	Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 1999			        Commission File No. 0-26884



                      NETTER DIGITAL ENTERTAINMENT, INC.
             (Exact name of Small Business Issuer in its Charter)


        	Delaware	                                   95-3392054
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation)


          	5125 Lankershim Boulevard
          	North Hollywood, California    	               91601
     	(Address of principal executive office)	         (Zip Code)

                              818-753-1990
             (Registrant's telephone number, including area code)



      Securities registered pursuant to Section 12(b) of the Exchange Act:

 Title of Each Class 	                            Name of Each Exchange
                                                 	Which Registered
 -------------------                              ----------------
Common Stock, $.01 Par Value	                         NASDAQ
Common Stock Purchase Warrants	                       NASDAQ

    Securities registered pursuant to Section 12(g) of the Exchange Act:

                                None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES     X         NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the closing price of the Common Stock on the NASDAQ Automated Quotation System on September 23, 1999 was $1,590,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates.

As of September 23, 1999, there were 3,334,405 shares of common stock outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G(3) to this form, the information required by Items 10, 11, 12 and 13 of Part III hereof is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on November 19, 1999.




PART I.

ITEM 1.	     	BUSINESS

Introduction

Netter Digital Entertainment, Inc. (the "Company") is engaged in entertainment production, which includes two primary business activities:

-Production. The Company is engaged in the acquisition, development and production of television series, made-for-television movies, documentaries, theatrical motion pictures, and multimedia products (collectively and individually referred to as the "Productions" or "Projects"). The Company specializes in producing both live-action Projects ("live-action") which incorporate traditional sets and human actors in conjunction with computer generated images ("CGI") as well as 100% CGI animated Projects ("computer animated"). On the live-action side, the Company has produced the award winning series "Babylon 5," the follow-on series entitled "Crusade," and associated television movies. As for computer animated shows, the Company has recently completed the first season of the children's series, "Voltron: The Third Dimension" ("Voltron"), putting it at the forefront of the fully animated or animation intensive production market for television. The Company also recently entered into contracts for production of two all new computer animated television series, including a contract providing for approximately $8.0 million in revenues to the Company in fiscal 2000 to produce 26 one-half hour episodes of an animated television series based on one of England's most popular comic books. The Company may undertake a Production which is sold or licensed under a production contract with a major entertainment studio or distributor, or it may be contracted by an outside entity to fully produce a project on the entity's behalf. Under both scenarios, the costs of the Production are borne by the buyer, licensor or contracting party, often severely limiting the possibility of additional revenues above the contracted amount. The Company is now seeking to expand on this model by undertaking projects which it can retain greater equity ownership in, allowing it to share in all revenue streams in perpetuity. Since its November 1995 initial public offering, the Company has increased the number of Projects it has in development. With its unique, vertically integrated digital production processes which closely link live-action, computer graphics and effects, and digital post-production work, the Company is well suited to attract state-of-the-art creative projects that can be produced efficiently while being digitally pre-purposed for various content outlets.

-Production Services. In support of its own Productions, for which it is responsible for the complete production or a significant portion of a production, as with "Babylon 5," "Crusade," and "Voltron," the Company has developed significant expertise in computer graphics production, digital post-production and various other digital imaging techniques. The quality and popularity of these Productions in conjunction with the cutting edge techniques employed in their creation has created industry-wide recognition of the Company's creative and technical skills. To more fully exploit these skills, the Company formed the Production Services division to support the active market that exists for projects requiring creative, high-quality, and cost-effective digital graphics and effects. This division provides CGI services consisting of computer animation and visual effects to outside clients with such needs. In the fourth quarter of fiscal 1999, this division began work under its biggest contract to date, the creation of all of the visual effects for a major motion picture.

Discontinued Operations

Effective the quarter ended December 31, 1998, the Board of Directors voted to classify and operate the Company's Videssence subsidiary, which was acquired in January 1997, as a discontinued operation. The Company's Board of Directors and financial advisors determined that the Company's best strategy for growth is to focus directly on its core entertainment business and to divest its non-entertainment business activities. Accordingly, the Board has instructed management to divest the Videssence subsidiary, which manufactures and distributes media lighting products, by the end of calendar 1999. The Company is reviewing how to best capitalize on its recent investment in Videssence and currently is in final negotiations with a potential buyer for the Videssence operation. Of course, there can be no assurance that the Company will consummate a sale of the Videssence operation with this buyer or any other buyers on terms acceptable to the Company. In the quarter ended December 31, 1998, the Company accrued a provision for an estimated anticipated loss on the divestiture of the Videssence operation of approximately $1.9 million which includes $750,000 for pretax operating losses during the phase-out period. Although actual results could differ from this estimate, the Company believes that this estimate will be adequate. The results of operations for this business have been reclassified to discontinued operations for all periods in the accompanying consolidated financial statements.

Background

The Company commenced operations as a television production company in 1979 doing business as Rattlesnake Productions, Inc. ("RPI"). In September 1995, the Company was reincorporated under the laws of the State of Delaware and changed its name to Netter Digital Entertainment, Inc. In November 1995, the Company completed its initial public offering of securities, including common stock and stock purchase warrants, which were and continue to be listed on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") Small Cap Market under the symbol "NETT" and "NETTW," respectively. The Company's first production was the network mini-series "Louis L'Amour's The Sacketts." The Company has since produced fourteen productions, most recently, the award winning primetime television series "Babylon 5," it's follow-on series, "Crusade," and an all new computer animated children's series, "Voltron."

The Company has demonstrated it can develop and deliver Projects at production costs and quality levels consistent with market requirements. Over the last few years, the Company has focused on developing leading edge digital production techniques, such as three dimensional computer graphics, digitally created virtual sets, surround stereo audio mixing, and digital editing of both picture and sound. These integrated techniques in conjunction with our knowledge of the production process have enabled the Company to create a unique production methodology. This methodology is employed on hardware platforms consisting of standard desktop computer workstations that are relatively inexpensive and easily upgradable. Overall, this combination of process and platform creates substantial efficiencies, allowing projects to be produced at lower costs while maintaining high quality levels.

In January 1997, the Company branched into manufacturing with its acquisition of Videssence, Inc. ("Videssence"), a designer, manufacturer, and distributor of lighting products which incorporate its patented SRGB(tm) light technology for the illumination of studios, stages and other production environments in the television, motion picture, theater and theme park industries. Videssence's lighting fixtures are installed in over 500 studios throughout the world, covering forty countries, including CNN, CBS, NBC, ABC, and the BBC. In the quarter ended December 31, 1998, the Board of Directors of the Company directed management to divest this subsidiary, as explained above.

RELEASED PROJECTS

Title              Principal Cast Members        Programming           Air Date
                   or Voices
-----              ----------------------        -----------           --------
Crusade            Gary Cole, Tracy Scoggins     Television Series***  1999

Voltron:The        Tim Curry, Billy West         Children's            1998-
Third Dimension                                  Television Series     present

Babylon 5          Bruce Boxleitner, Tracy       Television Series *   1993 -
                   Scoggins**                                          1998

Hypernauts         Glenn Herman, Heidi Lucas,    Children's            1996
                   Marc Daniel                   Television Series

Siringo            Brad Johnsen, Chad Lowe       Television Movie      1995
                   Crystal Bernard

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

Louis L'Amour's    Cindy Pickett, Mary Larkin     Network Pilot        1982
Cherokee Trail     Timothy Scott

Wild Times         Sam Elliot, Ben Johnson,       Television           1980
                   Bruce Boxleitner               Mini-Series

Roughnecks         Ana Alicia, Vera Miles,        Television           1980
                   Cathy Lee Crosby, Steve        Mini-Series
                   Forrest, Harry Morgan

The Buffalo        Stan Shaw, Richard Lawson,     Network Pilot        1979
Soldiers           John Beck, Hilly Hicks

Louis L'Amour's    Sam Elliot, Tom Selleck        Network              1979
The Sacketts       Glenn Ford, Ben Johnson        Mini-Series


*	Five seasons of 22 one hour episodes were produced, one season per year, in
1993 through 1998.  In addition, the Company produced four made for television movies for Turner Network Television which started airing in the beginning of
1998 with the last having aired in early 1999.
**	Tracy Scoggins replaced Claudia Christian in the fifth season.
***	"Crusade," the follow-on series to "Babylon 5," consists of 13 one hour episodes.

Business Strategy

Historically, the Company's strategy has been to develop and produce high quality leading edge programming which is financed 100% by the major entertainment studios, networks, television distributors, or other production partners with the Company avoiding the financial risk of funding its Projects. Because the Company receives the full cost of the production, its profit potential is usually limited to production margins, producer fees and a share of the financing entity's net profits, if any. The Company desires to expand on this model by producing projects for which it can retain a greater equity position, so that it may benefit from all revenue streams in perpetuity. The key elements of the Company's strategic growth plan are:

-Production. The Company's increased in-house computer graphics/animation and post-production capacity in conjunction with its production methodologies has helped to streamline its production times and increase its ability to handle more projects. This division's strategic plan is to achieve a capacity to concurrently produce three major television or feature film projects in-house and to retain greater equity participation in some or all of these productions. As such, these could be either joint venture productions in conjunction with a major studio or distributor, or will be the Company's own productions. Discussions along these lines are on-going and will come to fruition if and when projects that meet the Company's criteria for profitability and success are successfully developed and placed. The retention of ancillary exploitation rights such as merchandising, and the licensing of individual multimedia markets or entertainment platforms such as the Internet, are areas of particular interest to the Company. This could require the Company to participate in a Project's financing risks, in exchange for an equity position, giving it the opportunity to exploit these various distribution avenues and, with a successful property, profit from each for as long as the projects were in the market.

-Production Services. From experience gained in producing numerous projects in their entirety, especially "Babylon 5," "Crusade," and "Voltron," the Company has developed significant expertise in computer graphics, digital post-production and various other digital imaging techniques. This has led the Company to a growing recognition throughout the entertainment industry for producing highly creative visual effects while maintaining tight budgetary control. In order to more fully exploit this expertise, the Company formed the Production Services division in the fourth quarter of fiscal 1997 to market computer graphics/animation and digital post-production services to outside clients. The Company has provided visual effects and post-production work in the feature film, television production, television promotion, industrial/corporate video and television commercial segments. The Company is increasing its efforts in this area and will continue to bid on numerous outside projects on a larger scale, including feature films, television mini-series and commercials.

Production

Current Production. During fiscal 1999, the Company finished production on two all new "Babylon 5" made for television movies and completed production on two all new television series entitled "Crusade" and "Voltron." The movies and the "Crusade" series were produced through the Company's 51%-owned subsidiary, Babylonian Productions, Inc., in association with their creator, J. Michael Straczynski for Warner Bros. and Turner Network Television ("TNT"). The movies served as a transition from the Company's award winning television series, "Babylon 5," to its follow-on series "Crusade," which began airing on TNT in June 1999. In addition to airing this new series, TNT is also the home to the re-runs of the first five seasons of "Babylon 5," consisting of 110 original one-hour episodes, making it the exclusive "home" of the "Babylon 5" franchise in the United States. Warner Bros. continues to directly market the series overseas. While the Company was scheduled to produce 22 episodes of "Crusade," production was halted at 13 episodes, which significantly contributed to the Company's revenue shortfall in its fiscal fourth quarter.

The Company completed production of 24 episodes of "Voltron" for World Events, Inc. this year, marking the first time that an all 3-D, CGI animated television series has been produced in the United States. With the knowledge and experience gained from this project, the Company is now positioned to undertake additional children's and prime-time series utilizing intensive or total computer animation. The Company is very proud of this achievement, as one of its major goals was to turn its ability to produce 100% CGI animated projects into a full revenue generating operation. In the first quarter of fiscal 2000, this achievement was again validated as the Company was contracted to begin production on two all new, fully CGI animated television series to span the fiscal year. One contract, valued at $8.0 million of revenue for fiscal 2000, has the Company producing 26 one-half hour episodes of a series based on one of England's most popular comic book characters.

Development. The development of new material or properties for television, film and new multimedia productions is essential to the Company's future growth. It is the Company's goal to begin to take greater equity ownership of certain future Projects, thus creating the potential for greater ancillary rights and profit participation. Typically, the Company either acquires an option to purchase, or creates or co-creates its own, concept, outline, treatment, script, or literary rights (a "Property") on which it will base a television series or movie. When acquiring existing Properties by option, the Company will usually pay a nominal fee for a six-month or longer option against a more substantial price if the Company exercises the option and purchases the Property. Such options enable the Company to develop and secure a production commitment before actually acquiring the property. Terms of the options vary significantly and are dependent upon the credibility of and prior success of the writer/owner of the Property, the revenues the Company estimates can be received from exploitation of the Property and the estimated cost of further development and production. Certain agreements may provide for additional payments to writers upon the sale, production, or distribution of a Project and may also provide for participation in revenues or profits from these Projects.

On a continuing basis, the Company has numerous Projects in various stages of development. The Company allocates a significant portion of the time and energy of its staff to search for potentially viable material and for the development of concepts, treatments and screenplays. As of June 30, 1999, approximately $350,000 had been spent or committed by the Company in connection with the development of Projects that are currently active. Although a number of Projects which the Company develops are subsequently abandoned, the Company believes that these expenditures are necessary if the Company is to develop suitable Projects which have a chance of achieving commercial success. It is not the practice of the Company, however, to expend substantial sums on a per project basis, unless it believes that there is a strong likelihood of a financing, production and/or distribution commitment from third parties.

Financing. Traditionally, the Company's practice has been to fund production costs for particular Projects through production contracts with studios, networks, distributors, or other production entities who cover 100% of the production funding. The Company has been able to secure such production financing to date, and intends to continue this general practice for financing its projects in the foreseeable future. However, as discussed above, for certain future Projects, the Company'sstrategic goal is to retain equity participation including, for example, the retention of ancillary exploitation rights such as merchandising. While this strategy may require additional overhead and equity investment by the Company, as well as corresponding additional financial risk, it is expected to provide a greater upside on successful Projects through equity participation. These Projects will be considered by management on a case by case basis.

Competition. The Company's entertainment production activities are subject to intense competition. The Company's competitors include major entertainment studios, television and cable networks and numerous independent production companies, many of which have significantly greater experience and financial resources than the Company. All of these studios and production companies compete for available packaged productions, literary properties, writers and other creative talent, production financing, and distribution. In recent years, an increase in the international market and the number of both production companies and television and motion picture products has intensified this competition.

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

Production Services

Current Outside Client Productions. The Company, under its Production Services division solicits work from outside clients in need of CGI effects and animation work. As the process for orchestrating the integration of outside service work with the Company's own current in-house productions was new when the Company began offering such services in 1997, the Company started with a small number of jobs in different segments of the market. Since then, the Company provided visual effects and post-production work in the feature film, television production, television promotion, industrial/corporate video and television commercial segments. In fiscal 1999, the Company has performed services for numerous clients including Warner Bros., HBO, Castlerock, Miramax, Universal, Sony, Mattel, and Lego. In the fourth quarter of fiscal 1999, the Company landed its largest contract to date to create all of the visual effects for a major feature film, produced by Destination Films which will be released in October 1999.

Growth Strategy. Through its work on "Babylon 5," "Crusade," and "Voltron," the Company has pioneered many aspects of visual effects creation utilizing desktop computers. The Company's strategy is to combine its technical expertise with the cost efficiencies resulting from its production methodology and low cost hardware platforms, to penetrate what the Company believes is an active market for projects requiring creative, high quality digital graphics and effects produced in a cost effective manner. Further, the Company is one of the few companies which offers the ability to perform visual effects and post-production work under the same roof, an important distinction which adds to the Company's quality and efficiency.

In July 1997, the Company moved into a state-of-the-art facility in North Hollywood, a center of the entertainment and communications media industry. Within this facility, the Company has designed an infrastructure that allows the animation, compositing and post-production division to be on the cutting edge of network and rendering technology. As the entertainment industry continues to advance through technology, the Company hopes to be at the forefront of the service providers.

The Company now offers a multitude of services such as: 3-D CGI visual effects, modeling and animation, compositing, matte painting, roto, online editing, offline editing, art direction, and on-set supervision. The Company also has a state-of-the-art motion capture facility which enables it to efficiently animate 3-D character movements. All of these services run on multiple hardware platforms and utilize many different software programs such as: Lightwave 3D, Alias, Discreet Logic, SoftImage, Illusion, After Effects, Electric Image, and Matador Paint. The Company employs these programs on various hardware platforms including Windows NT based and SGI computers. All of these different platforms give the Company the luxury of flexibility that most other facilities do not enjoy.

Competition. The Production Services business faces significant competition from numerous independent visual effects and post-production houses. The entertainment industry, especially in Southern California, is filled with companies, large and small, which offer these services. With the advancements of technology, the costs of the computer systems used to create special effects, along with the associated software, have fallen dramatically opening up the market to many start-up companies. As the Company expands in this market, it will face competition from larger entities with greater experience and financial resources such as Industrial Light and Magic, Digital Domain and Rhythm & Hues.

Employees

At June 30, 1999, the Company employed 66 persons full-time in its principal executive offices and post-production/animation facilities. Of such persons, four are officers. The balance are production, clerical and administrative personnel. The Company is currently staffed to handle its current workload and a specific amount of incoming outside production services business. The Company anticipates increasing its technology, computer graphics animation and post-production facilities as well as its staffing requirements in the upcoming fiscal year as new projects are undertaken. The Company is continuing to review its staffing requirements and additions or reductions in staff may be made if appropriate in the opinion of management.

When the Company is in production on live action projects, a significant number of additional employees may be engaged by the Company at its production studio for periods of nine months or longer. The Company has granted, and will grant, to actors, directors, screenwriters, and other important creative and financial elements, rights to participate in the net profits or gross revenues of particular projects. Similar participation is required pursuant to the terms of certain collective bargaining agreements.

Some of the Company's or its subsidiary's employees have been or may be represented by labor unions and the Company believes that it has good relationships with its employees. The Company or certain of its subsidiaries are signatories to various agreements with unions and guilds that operate in the entertainment industry. Although the Company considers its employee relations to be satisfactory at present, the renewal of these union contracts does not depend on the Company's activities or decisions alone. If, prior to the expiration of an existing union contract, the representatives of the employers were unable to negotiate a new contract with the union, any resulting work stoppage could adversely affect the Company, if the Company was in production on a live-action project.

ITEM 2.	   	REAL PROPERTY

The Company leases its principal executive offices and post-production and animation facilities in a new, state-of-the-art building with 22,000 square feet located at 5125 Lankershim Blvd., North Hollywood, California 91601. The lease, which started in July 1997, is for seven years with annual minimum rent of $277,000. The Company has an option to extend the lease for two additional five year terms. During fiscal 1999, the Company also leased space for its sound stage studios. This lease has since expired. Rent expense for the year ended June 30, 1999 was approximately $807,000, which includes expenses from the Company's discontinued operations, Videssence, and its sound stage facilities.

ITEM 3.	   	LEGAL PROCEEDINGS

In the normal course of business, the Company is from time to time party to various actions which in the aggregate are not believed by management to be material to its financial condition.

ITEM 4.	   	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                   PART II

ITEM 5.	   	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has traded in the NASDAQ Small Cap Market under the symbol "NETT" since November 20, 1995. In addition, warrants to purchase up to 494,500 of the Company's Common Stock are listed on the NASDAQ Small Cap Market under the symbol "NETTW." The terms of the warrants provide the holder the right to purchase any time prior to November 21, 1999 one share of Common Stock at a price of $6.50. The Company's Common Stock is also traded on the Pacific Exchange.

The following table sets forth the high and low sales price per share of the Common Stock as reported by NASDAQ for each quarter within the last two fiscal years.

           Quarter Ended       High sales      Low sales
          ---------------     ------------    -----------
         September 30, 1997       $3.88          $2.13
         December 31, 1997        $3.25          $1.75
         March 31, 1998           $2.75          $1.50
         June 30, 1998            $6.00          $1.63
         September 30, 1998       $2.25          $2.00
         December 31, 1998        $1.88          $1.41
         March 31, 1999           $1.69          $1.50
         June 30, 1999            $1.31          $1.25

On September 23, 1999, the closing prices of the Common Stock as reported by NASDAQ were $1.13 bid and $1.25 ask. On such date there were 32 holders of record of the Common Stock. The number of shareholders does not take into account shareholders for whom shares are being held in the name of brokerage firms or clearing agencies.

The Company has never paid any dividends on the Common Stock. The Company intends to retain earnings and capital for use in its business, and no cash dividends are expected to be paid on the Common Stock in the foreseeable future.

On March 29, 1999, the Company, obtained a $1.0 million funding facility (the "Facility") from AIB Investments Pty Limited ("AIB"), an Australian corporation. As of May 14, 1999, the Company had drawn down the full $1.0 million of principal under the Facility, with each increment of principal evidenced by a non-interest bearing Senior Subordinated Convertible Note (a "Note"), due March 29, 2002. The aggregate of $1.0 million principal of these Notes is convertible into shares (the "Conversion Shares") of the Company's common stock at a conversion rate of $2.00 per share, subject to anti-dilution adjustments. Effective March 29, 1999, AIB also received five-year warrants (the "Warrants") to purchase up to a maximum of 750,000 shares (the "Warrant Shares") of the Company's common stock, at an exercise price of $2.50 per share, subject to anti-dilution adjustments.

AIB has executed a standstill agreement whereby, subject to certain exceptions, AIB and its affiliates agreed not to acquire, before March 29, 2001, additional shares of the Company's capital stock giving them greater than 30% of the combined voting power of the Company.

The above is merely a summary of the terms of the Facility and the agreements relating thereto, and is qualified in all respects by the provisions of such agreements, which are attached as Exhibits to the Company's Current Report on Form 8-K dated March 29, 1999 and which are incorporated by reference into
Part IV, Item 14 hereof. The Notes, the Warrants, the Conversion Shares and the Warrant Shares were offered and sold by the Company to AIB in reliance upon the exemptions from registration under the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.
Given the present convertibility of the Notes into 500,000 Conversion Shares and the present exercisability of the Warrants into up to 750,000 Warrant Shares, AIB and certain of its affiliates are the beneficial owners of approximately 27.3% of the Company's outstanding Common Stock, based on the 3,334,405 shares outstanding as of September 23, 1999.

ITEM 6.    	SELECTED FINANCIAL DATA

The selected consolidated historical financial data presented below for the five years ended June 30, 1999, are derived from the audited consolidated financial statements of the Company and have been restated to reflect certain results of operations which have been reclassified as discontinued operations. The following data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                 Fiscal Year      1999         1998         1997         1996         1995
                               ---------------------------------------------------------------
Net revenues                   23,280,450   28,396,765   23,300,891   23,655,054   18,878,661
Operating income (loss) from
  continuing operations          (626,899)     775,748       48,036     (359,418)     144,622
Income (loss) from continuing
  operations                     (709,145)     512,328      145,115     (256,844)      97,395
Basic and diluted earnings
  (loss) per share from
  continuing operations             (0.23)        0.14         0.04        (0.11)        0.05
Total assets                    6,858,857    9,926,686    8,783,241    3,705,439    1,087,962
Capital leases                  1,997,379    2,033,744      228,302            -            -
Long-term debt (net of
  discount of $220,000)           780,000            -            -            -            -

ITEM 7.    	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS
ADDRESSED IN THIS ITEM 7 CONSTITUTE "FORWARD LOOKING STATEMENTS"
WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS
AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS
AMENDED. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF
RISKS AND UNCERTAINTIES, INCLUDING DEPENDENCE ON REVENUES FROM
LIMITED SOURCES AND DEPENDENCE ON NEW PRODUCTION CONTRACTS THAT
COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE
ANTICIPATED BY THE COMPANY'S MANAGEMENT. FOR FURTHER DISCUSSION ON ASSOCIATED RISK FACTORS SEE THE HEADING "RISK FACTORS" IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3 (Registration No.333-56963) FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 16, 1998, AND THE DISCUSSION
UNDER THE HEADING "YEAR 2000" BELOW IN THIS ITEM 7.

General

Historically, the Company's primary operations have been to develop and produce media entertainment Projects under agreements with studios, networks, and distributors or other production entities who fund 100% of production costs of the Project. Employing this strategy, the Company avoids the financial risk of funding such production costs, but limits its ongoing revenue participation since the financing entity retains a significant portion of the rights to the main and ancillary markets for the Projects. Under these arrangements, revenues are recognized when earned (typically upon receipt) and associated costs are recognized when incurred.

These revenues are primarily dependent on the number of Projects being produced by the Company and the agreement relating to such Projects. Accordingly, year to year comparisons of production revenues from these sources are not necessarily indicative of future revenues. During fiscal 1999 and fiscal 1998, the Company derived approximately 75% and 93%, respectively, of its entertainment production revenues from Warner Bros. for the "Babylon 5"/"Crusade" television franchise. As discussed above in "PART I.
ITEM 1. BUSINESS," the Company's business strategy is to expand its entertainment production business as well as through the Company's marketing of its computer animation and visual effects production services to outside clients. Of course, there can be no assurance that this strategy will be successful and, if either of the two new productions which began in the first quarter of fiscal 2000 (see "Production - Current Production") are not renewed after their first seasons or replaced by series generating comparable revenues, the Company's financial condition and operations could be materially adversely affected.

Results of Operations

Fiscal 1999 compared to fiscal 1998

Net Revenues. Net revenues decreased to approximately $23.3 million for the fiscal year ended June 30, 1999, a decrease of 18.0%, as compared to approximately $28.4 million for the fiscal year ended June 30, 1998. This decrease resulted primarily from an $8.9 million shortfall in revenues, mostly attributable to the fourth quarter, from the "Babylon 5"/"Crusade" franchise as the production of "Crusade," the follow-on series to "Babylon 5," was halted at 13 episodes compared to 22 episodes of "Babylon 5" in fiscal 1998. This revenue shortfall was partially offset by a $2.7 million increase from the Company's work on "Voltron," and a $1.0 million increase in its Production Services division. The "Babylon 5" Fan Club, with its expanding merchandise sales and fan base, also contributed an additional $100,000 of revenues, as compared to the prior year.

Gross Margin.  The Company's gross profit for fiscal 1999 was approximately
$1.9 million, or 8.2% of revenues, as compared to approximately $3.1 million, or 11.0% of revenues, for fiscal 1998. The gross margin for fiscal 1999 was severely impacted by the revenue shortfall described above. For the nine month period ended March 31, 1999, gross margin was 12.3% as compared to 10.6% for the same prior year period, illustrating the improvements that the Company continues to make in its operating methodologies and the benefits from a greater portion of revenues being derived from higher margin Projects such as "Voltron" and other Production Services related product. However, with the decrease in fourth quarter revenues, the Company was unable to sustain the favorable gross margins it had realized over the first three quarters.

General and Administrative Expenses. General and administrative expenses increased to approximately $2.5 million, or approximately 10.9% of the Company's net revenues in fiscal 1999, as compared to approximately $2.3 million, or approximately 8.2% of revenues, in fiscal 1998. The increase was primarily attributable to increases in overhead at the Company's Fan Club division and due to a decline in revenues and, to a lesser extent, the additional workload in the Production Services division and the Company's intensified efforts in market penetration and expansion.

Other Income and Expenses. Interest income decreased to approximately $8,000 for fiscal 1999, as compared to approximately $22,000 for fiscal 1998, as withdrawals from short-term investments were used for expansion of in-house post-production and graphics/animation facilities and working capital. Interest expense increased to approximately $204,000 in fiscal 1999, from approximately $71,000 in fiscal 1998, due to the continuing use of lease lines to finance capital expansion in its graphics/animation facilities.

Fiscal 1998 compared to fiscal 1997

Net revenues. Net revenues increased to approximately $28.4 million for the fiscal year ended June 30, 1998, an increase of 21.9%, as compared to approximately $23.3 million for the fiscal year ended June 30, 1997. This increase resulted from several factors. Revenues from the Company's "Babylon 5" franchise increased $3.2 million as the production on two new television movies provided $4.5 million of additional revenues to offset a $1.3 million decrease in Season 5 revenue compared to Season 4. The latter difference stemmed from production timing. Also, the first full year of the Production Services division, the Company's start-up on "Voltron," and the expanding revenue base of the "Babylon 5" fan club contributed an additional $1.9 million of revenues.

Gross Margin. The Company's gross margin for fiscal 1998 was approximately $3.1 million, or 11.0% of revenues, as compared to approximately $2.0 million, or 8.8% of revenues, for fiscal 1997. This increase resulted from the Company's continual improvement in its operating methodologies and the increase in business generated from the Production Services division which generates higher margins than the traditional core entertainment production business relating to the production of the "Babylon 5" franchise.

General and Administrative Expenses. General and administrative expenses increased to approximately $2.3 million, or approximately 8.2% of the Company's net revenues in fiscal 1998, as compared to approximately $2.0 million, or approximately 8.6% of revenues, in fiscal 1997. The dollar increase stemmed from additional rent and other facility expenses as the Company moved to its new, larger building. Also, travel and consulting costs increased as management worked to restructure Videssence and increase communication with the investment community.

Other Income and Expenses. Interest income decreased to approximately 22,000 for fiscal 1998, as compared to approximately $83,000 for fiscal 1997, as proceeds from the Company's November 1995 initial public offering were fully drawn from short-term investments and used for expansion of its in-house post-production and graphics/animation facilities and working capital for Videssence. Interest expense increased to approximately $71,000 in fiscal 1998, from $0 in fiscal 1997, due to the start of lease lines utilization to finance capital expansion in its graphics/animation facilities.

Discontinued Operations

Effective the quarter ended December 31,1998, the Board of Directors voted to classify and operate the Company's Videssence subsidiary as a discontinued operation. The Company's Board of Directors and financial advisors determined that the Company's best strategy for growth is to focus directly on its core entertainment business and to divest its non-entertainment business activities. Accordingly, the Board instructed management to divest the Videssence subsidiary, which manufactures and distributes media lighting products, by the end of the 1999 calendar year. The Company is reviewing how to best capitalize on its recent investment in Videssence and currently is in negotiations with a potential buyer for the Videssence operation. Of course, there can be no assurance that the Company will consummate a sale of the Videssence operation with this buyer or any other buyer on terms acceptable to the Company. In the quarter ended December 31, 1998, the Company accrued a provision for an estimated anticipated loss on the divestiture of the Videssence operation of approximately $1.9 million which includes $750,000 for pretax operating losses during the phase-out period beginning January 1, 1999. Actual results could differ from this estimate. The results of operations for this business have been reclassified to discontinued operations for all periods in the accompanying consolidated financial statements.

Pretax loss at the Videssence operation for the year ended June 30, 1999 was $1,396,277, as compared to a pretax loss of $533,330 for the same respective period of the prior year. The primary factors leading to this increased loss were a write-down of inventory, a sales shortfall due to lower than anticipated demand for new products, and higher than anticipated sales returns. For the year ended June 30, 1997, Videssence realized pretax income of approximately $45,000. The primary factor for the decrease from fiscal 1997 to fiscal 1998 was lower than expected sales, especially from the international markets during the fourth quarter of fiscal 1998. For a further discussion of the assets, liabilities and operating results of Videssence, see the section entitled "Discontinued Operations" in the "Notes to Consolidated Financial Statements."

Liquidity and Capital Resources

The Company has funded its operations to date primarily through cash flows from operations, the initial public offering of Common Stock and warrants completed in November 1995, which generated net proceeds of approximately $3.2 million, and a February 1997 preferred stock placement which raised $424,000 in gross proceeds and the Facility from AIB Investments Pty Limited ("AIB") in March 1999. The entire $1.0 million in principal has been drawn down on the Facility and is evidenced by non-interest bearing Senior Subordinated Convertible Notes, due March 29, 2002 (for further information, see "Item 5 - Market for Common Equity and Related Stockholder Matters" above). On June 10, 1999, the Company entered into a short-term note with AIB for $450,000 with interest bearing 10% annually. This note is due on demand anytime after June 30, 1999. As of September 23, 1999, demand has not been made on this note and all interest through August 31, 1999 has been paid.

With respect to production costs for particular entertainment Projects, historically, the Company has entered into production contracts with studios, networks and distributors which have covered 100% of the production funding. More recently, the Company is contracted by another production entity to produce a project, as with "Voltron," with this other entity funding 100% of the costs. In both instances, the production funds are received by the Company during the production stage of a Project. To date, the Company has been able to secure production financing from a major studio, network or distributor for its Projects or has been able to secure production contracts with others. While the Company believes that similar financing arrangements can be made for future productions, there can be no assurance that the Company will be successful in obtaining such production financing or contracts. In that event, the Company would have to secure alternative sources for financing Projects. Moreover, as the Company continues to develop new forms of high technology production activities and projects for new entertainment ancillary markets, it may elect to make additional overhead and equity commitments for these new projects. These potential, new financial commitments, if pursued, could create additional risk for the Company as to whether it will recover the costs of its investment and generate a profit.

During fiscal 1999 and fiscal 1998, the Company derived approximately 75% and 93%, respectively, of its entertainment production revenues from its agreements with Warner Bros. relating to the production of the "Babylon 5" and "Crusade" series and the associated made-for-television movies. As discussed above, under "Results of Operations," the cessation of production on "Crusade" caused a shortfall of revenues in the fourth quarter of fiscal 1999. In the first quarter of fiscal 2000, the Company was contracted to begin production on two all new, 100% CGI animated television series to run throughout fiscal 2000. On one of these series, part of the contractual payments are deffered until the latter part of the third and fourth quarters of fiscal 2000, which could cause a cash flow shortfall in the second and third quarters. The Company is actively engaged in discussions on several potential new Projects and is actively pursuing a potential source of additional financing. Although there can be no assurance that the Company will be sucessful in these efforts, managemnet believes that the Company will avoid a cash flow shortfall through one or more of these alternatives. Further, as one of these productions only runs through February 2000, the Company is actively seeking an additional series to be a replacement for the remaining months of the fiscal year. If the Company is unable to contract for this replacement series or if either of these series are not renewed through an additional agreement extension after the first season and the Company is unable to replace the series with ones generating comparable revenues, the Company's financial condition and operations could be materially adversely affected.

Cash used in operating activities was approximately $2.1 million for the fiscal year ended June 30, 1999. The biggest uses of cash were operating losses as well as a decrease in deferred revenues as prepaid production costs were used to complete various projects.

Cash provided by financing activities was approximately $800,000 for the fiscal year ended June 30, 1999. The biggest providers of cash were drawdowns from the Facility and short-term notes payable of $1.45 million which in conjunction with a decrease in notes receivable of $156,000 more than offset principal payments on capital leases of approximately $800,000.

Cash used for capital equipment investment was approximately $255,000 for fiscal 1999. The use of cash was primarily for additions of computer and post-production equipment to expand its post-production and graphics/animation facilities.

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

The Company's Production and Production Services operations rely heavily on computers in the development and production of projects and in the provision of digital media production services, but do not rely heavily on computers for operating activities such as the processing of payroll. The Company also makes use of computers for efficient communications with employees and customers, including extensive use of e-mail systems and the Internet. Finally, embedded technology such as microcontrollers are commonly found in computers used throughout the Company's operations. The complete failure of these systems could have a material negative impact on the operations of the Company. In addition, most of the Company's major suppliers and customers rely heavily on computer systems and failures in such systems could disrupt their operations.

The Company has completed the process of identifying and addressing potential Year 2000 difficulties in its technological operations, including information technology ("IT") applications, IT technology and support, desktop hardware and software, non-IT systems and important third party operations. Based on its assessment of these efforts, the Company believes that Year 2000 issues will not have a material adverse effect on the Company's business, operations or financial condition. Further, management expects that costs which have been or will be incurred to assure Year 2000 capability will not have a material adverse effect on the Company's financial position or results of operations. The Company has undertaken continuing efforts to update, modify or replace, and test systems in the ordinary course of business. Based on such efforts, the Company does not believe that it will be required to otherwise modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter.

The Company estimates its cost to assess and achieve Year 2000 compliance will be less than $10,000, of which less than $5,000 has been incurred through June 30, 1999. These amounts do not include costs incurred in the Company's replacement or upgrading of existing computer systems in the ordinary course of business. No system replacements were made or accelerated to comply with Year 2000 issues. These estimates are subject to revisions based on future assessments and responses from vendors and customers. The Company expects to continue to fund its Year 2000 costs through its cash flows from operations and to expense modification costs as incurred.

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

Overall, the Company believes that it will complete its Year 2000 effort and that there will not be a significant disruption to its business caused by the failure of its own computer systems. In addition, the Company believes that, to the extent that its production and Production Services operations rely on suppliers for specialty services, there are a variety of alternative suppliers available in the event the Company's existing suppliers face Year 2000 problems. The Company's Videssence subsidiary relies heavily on suppliers of parts for its lighting products. Although there are alternative sources for these items, the Videssence subsidiary may experience a disruption in its receipt of these parts if it is forced to replace existing suppliers who experience Year 2000 problems. Consequently, the Company's Videssence subsidiary could experience disruptions in its operations as a result of failures in the computer systems of its major vendors. Accordingly, the Company is developing contingency plans such as backup vendors to help mitigate the effects of such failures, if any.

ITEM 7A.    	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks that are inherent in the Company's financial instruments arising from transactions that are entered into in the normal course of business. The Company is subject to interest rate risk on its $450,000 short term note payable, obtained in June 1999, which has a fixed interest rate of 10%. Similarly, when the Company enters into capital leases, these leases have fixed interest rates based on the prevailing rates at the date of contract. The Company runs the risk that market rates will decline and the required payments will exceed those base on current market rates. There is no interest rate risk with the Company's $1.0 million long-term notes payables as these notes are interest free. Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. The Company generally does not transact business in foreign currencies and is therfore generally not exposed to financial market risk resulting from foreign currency exchange rates.

ITEM 8.	   	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Page
                                                          ______
INDEPENDENT AUDITORS' REPORT							                         F-2

CONSOLIDATED BALANCE SHEETS - June 30, 1999 and 1998			    	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS -
for the years ended June 30, 1999, 1998 and 1997					      	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -
for years ended June 30, 1999, 1998 and 1997							         F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS -
for years ended June 30, 1999, 1998 and 1997							         F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS				      F-7 to F-17









                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Netter Digital Entertainment, Inc.
  and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Netter Digital Entertainment, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netter Digital Entertainment, Inc. and Subsidiaries as of June 30, 1999 and 1998 and the results of its operations and its cash flows for the years ended June 30, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.





                                      /s/ Feldman Sherb Horowitz & Co., P.C.
                                      --------------------------------------
                                      Feldman Sherb Horowitz & Co., P.C.
                                      Certified Public Accountants

New York, New York
August 13, 1999

               NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                                               JUNE 30,
                                                                 ---------------------------------
                                                                          1999             1998
                                                                 ---------------------------------

                                   ASSETS
                                   ------
CURRENT ASSETS:
  Cash and cash equivalents                                      $       63,086    $    1,634,809
  Accounts receivable, net                                              781,835           781,374
  Inventories                                                           220,930           153,529
  Due from officer                                                            -           155,897
  Production costs,net                                                  350,881           251,632
  Other                                                                  63,961            81,180
  Deferred tax asset                                                    150,000                 -
  Net assets, discontinued operations                                 1,782,605         3,703,998
                                                                  --------------   ---------------
      TOTAL CURRENT ASSETS                                            3,413,298         6,762,419

EQUIPMENT,  net                                                       3,108,890         2,954,601

DEPOSITS AND OTHER ASSETS                                               336,669           209,666
                                                                  --------------   ---------------
                                                                 $    6,858,857    $    9,926,686
                                                                  ==============   ===============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and production fee advances                   $    1,244,051    $    1,434,947
  Accrued expenses                                                       95,979           138,899
  Deferred revenue                                                      160,228         1,106,957
  Current portion of capital lease obligations                          997,040           696,558
  Notes payable                                                         450,000                 -
                                                                  --------------   ---------------
        TOTAL CURRENT LIABILITIES                                     2,947,298         3,377,361

CAPITAL LEASE OBLIGATIONS                                             1,000,339         1,337,186

NOTE PAYABLE (net discount of $220,000)                                 780,000                 -

MINORITY INTEREST                                                           500               500

STOCKHOLDERS' EQUITY :
  Preferred stock, $.001 par value, 2,000,000 shares
    authorized; 57,286 shares issued and outstanding                    353,200           304,366
  Common stock, $.01 par value, 20,000,000 shares
    authorized; 3,334,405 shares issued and outstanding                  33,344            33,344
  Additional paid-in capital                                          4,966,171         4,726,171
  Retained (deficit) Earnings                                        (3,221,995)          147,758
                                                                  --------------   ---------------
          TOTAL STOCKHOLDERS EQUITY                                   2,130,720         5,211,639
                                                                  --------------   ---------------
                                                                 $    6,858,857    $    9,926,686
                                                                  ==============   ===============

<FN1>
                 See notes to consolidated financial statements.

              NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                         Years Ended June 30,
                                           ------------------------------------------
                                               1999           1998           1997
                                           ------------   ------------   ------------
REVENUES:
   Production                             $ 23,280,450   $ 28,396,765   $ 23,300,891
                                           ------------   ------------   ------------
EXPENSES:
   Production                               21,382,644     25,288,142     21,258,498
   General and administrative                2,524,705      2,332,875      1,994,357
                                           ------------   ------------   ------------
        TOTAL EXPENSES                      23,907,349     27,621,017     23,252,855
                                           ------------   ------------   ------------
OPERATING INCOME (LOSS)                       (626,899)       775,748         48,036
                                           ------------   ------------   ------------
OTHER INCOME (EXPENSE):
   Interest income                               8,095         21,761         83,389
   Interest (expense)                         (204,369)       (71,424)             -
   Other income                                  1,554          9,243         28,690
                                           ------------   ------------   ------------
     TOTAL OTHER INCOME (EXPENSE)             (194,720)       (40,420)       112,079
                                           ------------   ------------   ------------

INCOME (LOSS) FROM CONTINUING
  OPERATION  BEFORE INCOME TAXES              (821,619)       735,328        160,115

(BENEFIT) PROVISION FOR INCOME TAXES          (112,474)       223,000         15,000
                                           ------------   ------------   ------------

NET INCOME (LOSS) FROM
  CONTINUING OPERATIONS                   $   (709,145)  $    512,328   $    145,115

DISCONTINUED OPERATIONS:
  Income (Loss) from operation of
    Videssence, Inc., (net of
    tax/(benefit))                            (727,806)      (351,330)        45,261
  Provision for loss on divestiture
    of Videssence, Inc.                     (1,880,956)             -              -
                                           ------------   ------------   ------------
INCOME (LOSS) FROM DISCONIUED OPERATIONS    (2,608,762)      (351,330)        45,261
                                           ------------   ------------   ------------

NET INCOME (LOSS)                           (3,317,907)       160,998        190,376

Cumulative preferred stock dividend             51,846         42,530         14,354
                                           ------------   ------------   ------------

Net Income (Loss) to common shareholders  $ (3,369,753)  $    118,468   $    176,022
                                           ============   ============   ============
BASIC AND DILUTED EARNINGS (LOSS)
  PER SHARE:
  Continuing operations                   $      (0.23)  $       0.14   $       0.04
  Discontinued operations                        (0.78)         (0.10)          0.02
                                           ------------   ------------   ------------
Net earnings (loss) per common share      $      (1.01)  $       0.04   $       0.06
                                           ============   ============   ============

Weighted average number of common shares     3,334,405       3,334,552      3,056,944
                                           ============   ============   ============

<FN1>
             See notes to consolidated financial statements.

                          NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       Retained
                                   Preferred Stock      Common Stock     Additional    Earnings       Total
                                Number of            Number of             Paid in   (Accumulated  Stockholders'
                                 Shares     Amount    Shares     Amount    Capital      Deficit)      Equity
                                ---------  --------  ---------  --------  ---------   -----------  ------------
Balance, June 30, 1996               -     $   -     2,795,000  $ 27,950  $ 3,533,331  $ (146,732) $ 3,414,549

Stock issued in connection
with acquisition                     -         -       522,221     5,222    1,107,109      -	        1,112,331

Stock issued in connection
with settlement                      -         -        10,000       100       35,803      -            35,903

Sale of preferred stock           47,145     261,939      -           -        -           -           261,939

Stock dividend                     1,595      14,354      -           -        -          (14,354)       -

Net income                           -         -          -           -        -          190,376	     190,376
                                ---------  --------  ----------  ---------  --------  -----------  ------------
Balance, June 30, 1997            48,740  $  276,293  3,327,221  $ 33,272  $4,676,243  $	  29,290   $	5,015,098

Stock issued in connection
with settlement                      -         -	        11,729 	     117      49,883       -   	        50,000

Retirement of common stock           -         -         (4,545)      (45)         45       -            -

Stock dividend                     3,119      28,073      -            -         -        (28,073)       -

Accrual of stock dividend
payable                              -         -          -            -         -        (14,457)      (14,457)

Net income                           -         -          -            -         -     	  160,998 	     160,998
                                 ---------  --------- ---------- ---------  ---------  -----------  -----------
Balance, June 30, 1998            51,859   $ 304,366   3,334,405 $ 33,344  $4,726,171  $	 147,758 	   5,211,639

Stock dividend                     5,427      48,834      -            -         -        (34,377)       14,457

Accrual of stock dividend            -         -          -            -         -        (17,469)      (17,469)

Issuance of warrants                 -         -          -            -      240,000       -           240,000

Net loss                             -         -          -            -         -     (3,317,907)    (3,317,907)
                               ---------   ---------- -----------  -------  ---------- ------------   -----------
Balance, June 30, 1999            57,286   $ 353,200   3,334,405  $ 33,344 $4,966,171 $(3,221,995)   $ 2,130,720
                               =========   ========== ===========  =======  ========== ============   ===========

<FN1>
                   See notes to consolidated financial statements

                  NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years Ended June 30,
                                                            -------------------------------------------------
                                                                 1999             1998               1997
                                                            -------------     -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                         $  (3,317,907)    $     160,998     $     190,376
                                                            -------------     -------------     -------------
 Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
            Depreciation                                         819,214           520,307           238,087
            Amortization                                         124,311           104,311            43,463
            Provision for discontinued operations              1,212,482                 -                 -

 Changes in operating assets and liabilities,
      net of effects of acquisitions:
    Increase in accounts receivable                                 (461)         (487,928)         (351,971)
    Increase in inventories                                      (67,401)         (123,614)          (29,915)
    (Increase) decrease in production costs                      (99,249)           43,087          (229,510)
    Decrease (increase) in other current assets                   17,219            (8,793)          (17,980)
    Increase in deferred tax asset                              (150,000)                -                 -
    Increase in deposits and other assets                       (127,003)          (48,572)          (77,576)
    (Decrease) increase in accounts payable                     (190,896)         (261,831)        1,487,163
    (Decrease) increase in accrued expenses                      (42,920)          (42,132)          100,256
    (Decrease) increase in deferred revenues                    (946,729)          576,755           530,202
    Decrease (increase) in net assets from
      discontinued operations                                    652,992          (938,916)         (549,671)
                                                          ---------------   ---------------   ---------------
                                                               (954,448)        (1,291,944)          860,998
                                                          ---------------   ---------------   ---------------

    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES       (2,116,348)         (506,328)        1,332,924
                                                          ---------------   ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                        (254,996)         (138,770)        (647,120)
    Proceeds from sale of equipment                                    -            22,866                -
    Advances to subsidiary prior to acquisition                        -                 -         (275,000)
                                                          ---------------   ---------------   ---------------
    NET CASH (USED IN) INVESTING ACTIVITIES                     (254,996)         (115,904)        (922,120)
                                                          ---------------   ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Acquistion costs net of cash required                              -                 -         (342,989)
    Issuance of preferred stock                                        -                 -          261,939
    Decrease in due from officer                                 155,897                 -           38,979
    Proceeds from issuance of notes payable                    1,450,000                 -                -
    Principal payments of capital lease obligations             (806,276)         (276,153)         (16,762)
                                                          ---------------   ---------------   ---------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              799,621          (276,153)         (58,833)
                                                          ---------------   ---------------   ---------------

NET (DECREASE) IN CASH                                        (1,571,723)         (898,385)         351,971

Cash, beginning of year                                        1,634,809         2,533,194        2,181,223
                                                          ---------------   ---------------   --------------

Cash, end of year                                        $        63,086   $     1,634,809   $    2,533,194
                                                          ===============   ===============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
      Interest                                           $       184,369   $        60,121   $            -
                                                          ===============   ===============   ==============
      Income taxes                                       $        37,526   $        53,000   $            -
                                                          ===============   ===============   ==============
 Noncash activity:
   Stock issued for legal fee settlement                 $             -   $        50,000   $       35,903
                                                          ===============   ===============   ==============
   Stock dividend                                        $        51,846   $        42,530   $       14,354
                                                          ===============   ===============   ==============
   Purchase of equipment through leases payable          $       769,911   $     2,119,407   $      171,124
                                                          ===============   ===============   ==============
   Issuance of Common Stock in connection
     with acquisition of Videssence                      $             -   $             -   $    1,112,330
                                                          ===============   ===============   ==============

<FN1>
                 See notes to consolidated financial statements.

                NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997


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

Effective December 31, 1998, the Company elected to operate the Company's Videssence subsidiary as a discontinued operation. The results of operations for Videssence have been reclassified to discontinued operations for all periods presented.


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

D.	Revenue recognition - Production revenues - The Company derives revenues primarily from providing contract production services to distributors and other production entities including producers-profit participation. Revenues are recognized as earned. Amounts advanced under production contracts are deferred and not recognized as revenues until obligations under such contracts are performed. Conversely, amounts expended under production contracts not yet reimbursed are recorded as a receivable. To date, the Company has not recognized any material revenues from producers-profit participation.

E.	Inventories - Inventories consist of finished retail products that are marketed through the "Babylon 5" Fan Club. Inventories are recorded at the lower of cost or market. Cost is determined using the average cost method.

F.	Equipment - Equipment is recorded at cost. Depreciation is calculated using the straight line method based on the estimated useful lives of the related assets, which range from three to seven years.

G.	Product warranty - The Company accrues for an estimate of expenses relating to the one-year warranty covering all parts and labor relating to the sale of its products.

H.	Net income (loss) per common share - Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and convertible preferred stock have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

I.	Income taxes - The Company recognizes deferred tax assets and liabilities based on the difference between the financial statements' carrying amount and the tax basis of assets and liabilities, using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance related to deferred tax assets is also recorded when it is probable that some or all of the deferred tax asset will not be realized.

J.	Concentration of credit risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consisting of cash and trade receivables. At times the cash in any one bank may exceed the FDIC
   $100,000 limit. The Company places its cash with high credit quality financial institutions. In regards to trade receivables, management believes the risk is relatively limited due to the credit assessment of its customers.

K.	Minority interest - Minority interest represents the minority shareholders'
   proportionate share of the equity of the Company's subsidiary, Babylonian
   Productions, Inc. which was 49% at June 30, 1999, 1998 and 1997. The minority interest is adjusted for the minority's share of the earnings or loss of
   Babylonian Productions, Inc.

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

N. Impairment of long - lived assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 1999, the Company believes that there has been no impairment of its long-lived assets.

O. Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distribution to stockholders. For the years ended December 31, 1999, 1998 and 1997 the Company had deemed comprehensive income to be negligible.


3. DISCONTINUED OPERATIONS:

In December 1998, the Company's Board of Directors adopted a plan to discontinue the operations of Videssence and has instructed management to divest the subsidiary by the end of calendar year 1999. Management is negotiating with a potential buyer for the sale of Videssence. Accordingly, Videssence is reported as a discontinued operation for the years ended June 30, 1999, 1998 and 1997. Net assets of the discontinued operation at June 30, 1999 are $1,782,605 which consist primarily of inventory, accounts receivable and intangibles.

The Company accrued a provision for an estimated loss on the divestiture of Videssence operation of approximately $1,900,000 which includes $750,000 for pretax operating losses during the phase-out period, which began January 1, 1999.


Summarized results of the discontinued operation are as follows:

                                          For the year ended June 30,
                                  --------------------------------------------
                                      1999            1998            1997
                                  ------------    ------------    ------------
Net Sales                        $  3,097,775    $  3,915,786    $  2,410,987
                                  ============    ============    ============
Income (loss) from operations
(net of income tax benefit)      $   (727,806)   $   (351,330)   $     45,261

Loss on disposal                    (1,880,956)            -               -
                                 --------------  -------------   -------------
Total income (loss) on
discontinued operations          $  (2,608,762)  $   (351,330)   $     45,261
                                 ==============  =============   =============

4.	RELATED PARTY TRANSACTION:

During the years ended June 30, 1999, 1998 and 1997, the Company rented trailers, in connection with two of its productions, for approximately $113,000, $119,000 and $119,000 per annum, respectively, from a company which is 50% owned by an officer of the Company and his spouse.

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

In March 1998, the Company entered into a one year consulting agreement, with a former member of the Company's Board of Directors. The agreement had a minimum annual guarantee of $50,000 and incentives based on additional projects initiated by the consultant.

5.	PRODUCTION COSTS:

Production costs consist of the following:

                                              June 30,
                                      -------------------------
                                         1999             1998

Story rights and scenarios          $   350,881       $   251,632

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

6.	EQUIPMENT:
Equipment consists of the following:

                                               June 30,
                                     ---------------------------
                                         1999           1998
                                     ------------   ------------
Leasehold improvement                $   112,614    $   108,918

Furniture and office equipment           234,373        217,488

Computer equipment                       285,239        263,245

Post-production, animation and
compositing equipment                  3,959,538      3,032,180
                                     ------------   ------------
                                       4,591,764      3,621,831

Less: accumulated depreciation         1,482,874        667,230
                                     ------------   ------------
                                     $ 3,108,890    $ 2,954,601
                                     ============   ============

The Company has equipment under capital leases as follows:

                                               June 30,
                                     --------------------------
                                         1999           1998
                                     ------------  ------------
Furniture and office equipment       $   225,124   $   212,830

Computer equipment                        62,609        62,609

Post-production, animation and
compositing equipment                  2,772,709     2,015,092
                                     ------------  ------------
                                     $ 3,060,442   $ 2,290,531


7.	DEBT:

Debt consists of the following:


Note payable, net of discount of $240,000, non-
interest bearing due March 29, 2002 convertible
into 500,000 shares of the Company's common
stock.                                              $  760,000

Notes payable on demand, bearing interest at
10% per annum.                                         450,000
                                                    -----------
                                                    $1,210,000

The estimated fair value of the Company's debt approximates its carrying amount.

8.	CAPITAL LEASE OBLIGATIONS:

                                   Current     Long-term      Total
                                   portion
                               ------------- ------------- ------------
Total minimum lease payments   $  1,134,819  $  1,056,890  $  2,191,709

Less: amounts representing
interest                            137,779        56,551       194,330
                               ------------- ------------- -------------
Amounts representing principal $    997,040  $  1,000,339  $  1,997,379
                               ============= ============= =============


Future minimum payments are due as follows:


        Year ended June 30,

               2000               $   997,041

               2001               $   856,622

               2002               $   143,716
                                  ------------
              Total               $ 1,997,379
                                  ============

9.	COMMITMENT AND CONTINGENCIES:

In July 1997, the Company entered into a new seven year lease agreement for its principal executive offices expiring in June 2004 at an annual rental of $277,000 with the option to extended the lease for two additional five years terms. The Company also leases space for its manufacturing facilities under a noncancellable three year operating lease requiring annual rent of $77,000 expiring November 2000. Rent expense under all operating leases for the years ended June 30, 1999, 1998 and 1997 including its discontinued manufacturing facilities and its sound stage facilities were approximately $807,000, $785,000 and $509,000, respectively.

The future minimum rental payments including the Company's discontinued manufacturing facility as of June 30, 1999 are as follows:

        Year ended June 30,

             2000               $    393,000

             2001               $    333,000

             2002               $    290,000

             2003               $    290,000

             2004               $    145,000


10.	STOCKHOLDERS' EQUITY:

In September 1995, the Company issued an aggregate of 125,000 three year warrants in connection with a bridge financing. Each warrant is exercisable for one share of common stock at a price of $4.00 per share; 75,000 of these warrants were exercised for proceeds of $300,000.

In November 1995, the Company completed a public offering of its securities, selling 860,000 shares of common stock and 430,000 warrants for net proceeds of approximately $3,200,000. The warrants are exercisable to purchase one share of common stock at a price of $6.50 per share. The warrants are exercisable at any time after issuance and expire in November 1999. The underwriters of the public offering received a warrant to purchase up to 129,000 shares or warrants, or any combination thereof. The warrant is exercisable for a period of four years commencing November 20, 1996 at an exercise price of $6.00 per share and $.012 per warrant.

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


Stock Options and Warrants

The Company adopted a Stock Option Plan ("Plan") in September 1995. The Plan is administered by a committee of two ("Committee") appointed by the Board of Directors and provides that the Committee has sole discretion to select options and to establish terms and conditions of each option, subject to provisions of the Plan. If options granted are "incentive stock options", the exercise price of the options may not be less than 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the outstanding common stock). Nonstatutory options may be granted under the Plan at an exercise price of not less than 85% of fair market value of the common stock at the date of grant. The maximum grant term is 10 years. The Plan is designed for officers, directors, and other key employees and is authorized to grant up to 500,000 options. As of June 30, 1999, 481,400 options have been granted at price ranging from $1.31 to $10.25 per share and no options have been exercised.

In November 1997 the Company adopted the 1997 Incentive Stock Option Plan ("1997 Plan"). The 1997 Plan is administered by the Board of Directors (the "Board") and provides that the Board has sole discretion to grant options and to establish terms and conditions of each option, subject to provisions of the Plan. If options granted are "incentive stock options", the exercise price of the options may not be less than 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the outstanding common stock). The maximum grant term is 10 years. The Plan is designed for officers, employee directors, and other key employees and is authorized to grant up to 600,000 options. As of June 30, 1999, 449,700 options have been granted at prices of $1.25 - $2.48 per share and no options have been exercised.

In November 1997, the Company adopted the 1997 Directors' Stock Option Plan ("1997 Directors' Plan"). The 1997 Directors' Plan is administered by a committee of the Board of Directors and provides that the committee shall adopt all rules and regulations and make other determinations that are desirable for the administration of the 1997 Directors' Plan. Each Non-Employee Director shall be automatically be granted 30,000 options to purchase shares of common stock upon initial election to the Board and will be granted 10,000 additional options upon each subsequent reelection to the Board. The purchase price of these options shall be the fair market value on the date of the grant. The 1997 Directors' Plan is designed for Non-Employee Directors and is authorized to grant up to 350,000 options. As of June 30, 1999, 80,000 options have been granted at a prices of $2.25 - $2.88 per share and no options have been exercised.

During the year ended June 30, 1999, the Company borrowed an aggregate of $1,000,000 through the issuance of non-interest bearing senior subordinated notes maturing on March 29, 2002. In connection with the issuance of the notes, the borrower also received 750,000 warrants expiring March 29, 2004 for the purchase of the Company's Stock at an exercise price of $2.50 per share. Such warrants have been valued at $240,000. The notes are convertible into shares of the Company's common stock at a conversion rate of $2.00 per share.

For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the years ended June 30, 1999, 1998 and 1997, respectively: annual dividends of $0.00 for both years, expected volatility of 50%, risk-free interest rate of 6.0% and expected life from two to five years for all grants. The weighted- average fair values of the stock options granted during the years ended June 30, 1999, 1998 and 1997 were $1.27, $1.95 and $1.71, respectively.

If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net income (loss) and income (loss) per share would have been $(3,875,399) and $(1.16) in 1999, $(182,8200) and $(0.05) in 1998 and $35,339 and $0.01 in 1997.

The following table summarizes the changes in options and warrants outstanding and the related price ranges for shares of the Company's common stock:


                              Options                                   Warrants
                -------------------------------------   -------------------------------------
                   Number      Price       Number of      Number        Price      Number of
                 of Shares   Per Share      Shares       of Shares    Per Share     Shares
                               Range      Exercisable                   Range     Exercisable
                ----------  ------------  -----------   ----------  ------------  -----------
Outstanding at
July 1, 1996      402,000   $5.00-$10.25    120,400       683,500    $4.00-$6.50      50,000
                                          ===========                             ===========
Granted           220,000   $3.00-$4.38        -            -             -

Exercised           -           -              -          (10,000)        -

Canceled         (100,000)      -              -            -             -
                -----------                             -----------
Outstanding at
June 30, 1997     522,000   $3.00-$10.25    206,800       673,500    $4.00-$6.50     673,500
                                          ===========                             ===========
Granted           589,500   $1.81-$7.50        -           64,145    $3.50-$7.50

Exercised           -           -              -             -            -

Canceled         (139,300)      -              -             -            -
                -----------                             -----------
Outstanding at
June 30, 1998     972,200   $1.81-$10.25    556,750       737,645    $3.50-$7.50     737,645

Granted           482,200   $1.25-$7.50                   750,000       $2.50

Exercised           -           -              -             -            -

Canceled          (28,300)                                (50,000)
                -----------                             ------------
Outstanding at
June 30, 1999    1,426,100  $1.25-$10.25    868,750     1,437,645    $2.50-$7.50   1,437,645
                ===========               ===========   ===========               ===========


11.	EMPLOYMENT AGREEMENTS:

The Company has agreements for the services of certain of its officers. Such agreements expire in September 2000 and provide for a base compensation of approximately $700,000. These agreements also provide for additional compensation based on certain revenue or other operating results and for payments by the Company in the event of death, disability, or termination. The aggregate amounts paid pursuant to such agreements was $693,000, $709,000 and $673,000 for the years ended June 30, 1999, 1998 and June 30, 1997, respectively.

Subsequent to June 30, 1999, the Company entered into a two year employment agreement with its new senior vice-president at an annual compensation of $200,000.

12.	INCOME TAXES:

The provision (benefit) for income taxes consists of the following:

                                               June 30,
                              ----------------------------------------
                                  1999          1998          1997
                              ------------  ------------  ------------
Current federal and state
income taxes                  $    37,526   $   223,000   $    15,000

Deferred federal and state
income tax benefit               (150,000)            -            -
                              ------------  ------------  ------------
                              $  (112,474)  $   223,000   $    15,000

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes is as follows:

                                                    June 30,
                                   ----------------------------------------
                                      1999           1998          1997
                                   -----------    -----------   -----------
Income (benefit) tax provision
computed at the statutory rate    $(1,128,000)   $   250,000   $    54,000

Income tax benefit recognized               -        (70,000)      (30,000)

Deductions for which no benefit
recognized                            978,000              -             -

Tax rate differences                        -              -       (14,000)

Provision for state income taxes       37,526         43,000         5,000
                                  ------------   ------------  ------------
Income tax (benefit) provision   $   (112,474)   $    223,000   $   15,000
                                  ============   ============  ============

The Company has a net operating loss carryforward for tax purposes totaling approximately $2,700,000 at June 30, 1999 expiring in the years 2011 to 2017.

Listed below are the tax effects of the items related to the net Company's tax asset:


Tax benefit of net operating loss carryforward           $   783,000

Depreciation                                                  95,000
                                                         ------------
Total                                                        878,000

Expenses not currently deductible                            (38,000)

Valuation allowance                                         (690,000)
                                                         ------------
Net deferred tax asset recorded                          $   150,000
                                                         ============

13.	SIGNIFICANT CONCENTRATIONS:

During the years ended June 30, 1999, 1998 and 1997, the Company derived approximately 75%, 93% and 99%, respectively, of its entertainment revenue from one distributor.

ITEM 9.	   	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         			ACCOUNTING AND FINANCIAL DISCLOSURE
   	None

                                PART III

ITEM 10.	  	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on November 19, 1999.

ITEM 11.	  	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on November 19, 1999.

ITEM 12.		  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         			AND MANAGEMENT

The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on November 19, 1999.

ITEM 13.		  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on November 19, 1999.


                                  PART IV

ITEM 14	   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

(a)  	1.  	FINANCIAL STATEMENTS

      Reports of Independent Auditors.
      Consolidated Balance Sheets as of June 30, 1999 and 1998.
      Consolidated Statements of Income for the years ended June 30, 1999, 1998, and 1997.
      Consolidated Statements of Stockholders' Equity for the years ended June
        30, 1999, 1998, and 1997.
      Consolidated Statements of Cash Flows for the years ended June 30, 1999,
        1998, and 1997.
      Notes to Consolidated Financial Statements.

      2.   FINANCIAL STATEMENT SCHEDULES

      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      3.	  Exhibits (numbered in accordance with Item 601 of regulation S-K).

Exhibit      Description
Number
-------      -----------
   2.1       Agreement and Plan of Merger and Reorganization, as amended. (5)
   2.2       Amendment No. 2 to the Agreement of Merger and Reorganization. (6)
   2.3       Amendment No. 3 to the Agreement of Merger and Reorganization. (7)
   2.4       Amendment No. 4 to the Agreement of Merger and Reorganization. (7)
   2.5       Amendment No. 5 to the Agreement of Merger and Reorganization. (7)
   3.1       Certificate of Incorporation. (1)
   3.2       Bylaws. (1)
   4.1       Certificate of Designation. (8)
   4.2       Purchase Agreement dated March 29,1999 between the Company and AIB.
             (14)
   4.3       Warrant dated March 29, 1999. (14)
   4.4       Standstill Agreement dated March 29, 1999. (14)
   4.5       Note Payable between the Company and Allco Financial Group Limited dated June 10, 1999. (15)
  10.1       Mr. Netter's Employment Agreement. (1)
  10.2       Mr. Copeland's Employment Agreement. (1)
  10.3       "Babylon 5" Production Agreement. (1)
  10.4       1995 Stock Option Plan. (1)
  10.5       Talbot Consulting/Completion Fee Agreement. (6)
  10.6       Warrant, dated September 4, 1997, issued to W.J. Gallagher &
             Company. (9)
  10.7       Letter Agreement, dated September 1, 1997, between the Company and
             H.D. Brous & Co., Inc. (9)
  10.8       Stock Option Agreement, dated September 1, 1997, between the
             Company and H.D. Brous & Co., Inc. (9)
  10.9       Lease for premises at 5125 Lankershim Blvd., North Hollywood, CA.
             (9)

  10.10      Equipment and furniture lease with Lyon Credit Corporation. (9)
  10.11      Equipment lease with Terminal Marketing Company. (9)
  10.12      Installment note and Loan and Security Agreement with Comerica
             Bank. (9)
  10.13      Mr. Costa's Employment Agreement. (9)
  10.14      Mr. Francis's Employment Agreement. (9)
  10.15      Mr. Cercone's Employment Agreement. (9)
  10.16      Letter agreement, dated October 20, 1997, between the Company and
             Martin E. Janis & Company, Inc. (10)
  10.17      Consulting Agreement, dated October 1, 1997, by and between Netter
             Digital Entertainment, Inc. and Geoffrey Talbot. (11)
  10.18      Stock Option Agreement, dated October 1, 1997, by and between
             Netter Digital Entertainment, Inc. and Geoffrey Talbot. (11)
  10.19      Equipment lease with Comerica Leasing Corporation. (12)
  10.20      Equipment lease with  Digital Financial Services. (12)
  10.21      Amendment to Employment Agreement, Douglas Netter. (13)
  10.22      Amendment to Employment Agreement, John Copeland. (13)
  10.23      Employment Agreement, Jay Fukuto. (15)
  20         Press release, dated March 31, 1999. (14)
 	21       		List of Subsidiaries. (9)
 	27 		      Financial Data Schedule. (13)

 ---------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Number is 33-97402-LA) declared effective November 20, 1995.
(2) Incorporated by reference to the Company's Registration Statement on Form 8-A dated November 20, 1995.
(3) Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1995.
(4) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1996.
(5) Incorporated by reference to the Company's Proxy Statement , dated June 26, 1996 for the approval/disapproval of the proposed merger between the Company and Videssence, Inc.
(6) Incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 1996.
(7) Incorporated by reference to the Company's Form 8-K dated January 10, 1997.
(8) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 1996.
(9) Incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 1997.
(10) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 1997.
(11) Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1997.
(12) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1998.

(13) Incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 1998.
(14) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999.
(15) Filed herewith.

(b) REPORTS ON FORM 8-K

During the last quarter of the period covered by this report, the Company filed one report on Form 8-K. In that report, filed on April 8, 1999, the Company reported, that on March 29, 2000, (i) it obtained the $1.0 million Facility from AIB, with each increment of principal drawn on the funding facility being evidenced by a non-interest bearing Senior Subordinated Convertible Note, due March 29, 2002, convertible into shares of the Company's common stock at a conversion rate of $2.00 per share, subject to anti-dilution adjustments, and
(ii) the Company issued AIB five-year warrants to purchase up to 750,000 shares of the Company's common stock, at an exercise price of $2.50 per share, subject to anti-dilution adjustments. For further discussion of the Facility, see "Liquidity and Capital Resources."


SIGNATURE


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NETTER DIGITAL ENTERTAINMENT, INC.



Dated: September 24, 1999			             	By: /s/Chad Kalebic
                                   							Chad Kalebic, Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                           DATE
---------                    -----                           ----
/s/Douglas Netter            Chairman of the Board of        September 24, 1999
Douglas Netter               Directors, Chief Executive
                             Officer, and President
                             (Principal Executive Officer)


/s/John Copeland             Executive Vice President and    Septmeber 24, 1999
John Copeland                Secretary/Director


/s/Chad Kalebic              Chief Financial Officer         September 24, 1999
Chad Kalebic                 (Principal Financial and
                             Accounting Officer)

/s/Paul Costa                Director                        September 24, 1999
Paul Costa

/s/Dr. Leonard Silverman     Director                        September 24, 1999
Dr. Leonard Silverman

/s/Kate Netter Forte         Director                        September 24, 1999
Kate Netter Forte

/s/Lennart Ringquist         Director                        September 24, 1999
Lennart Ringquist


