Form 10-Q
period 1999-09-30
NETTER DIGITAL ENTERTAINMENT INC
filed 1999-11-15
CIK 1001592

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington D.C.


(X)            Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the Quarterly Period
Ended September 30, 1999                        Commission File No. 0-26884


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

                        YES      X        NO ___


As of November 15, 1999 the Registrant had 3,334,405 shares of its Common Stock, $.01 par value, issued and outstanding.









              NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                              September 30, 1999
                                     INDEX


PART I.	FINANCIAL INFORMATION
                                                                     	 PAGE
Item 1.	Financial Statements (Unaudited)	                             NUMBER


        Consolidated Balance Sheets as of  September 30, 1999 and
        June 30, 1999.	                                                  3

        Consolidated Statements of Operations for the three-month
        periods ended September 30, 1999 and September 30, 1998.	        4

        Consolidated Statements of Cash Flows for the three-month
        periods ended September 30, 1999 and September 30, 1998.	        5

        Notes to Consolidated Financial Statements	                    6-7

Item 2.	Management's Discussion and Analysis of Financial Condition
        and	Results of Operations	                                    7-12

Item 3.	Quantitative and Qualitative Discloures About Market Risk	      12

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	                               13

Signatures		                                                            13

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements



               NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                                                              September 30,      June 30,
                                                                  1999             1999
                                                              ------------     ------------
                                                               (Unaudited)
                                   ASSETS
                                   ------
CURRENT ASSETS:
  Cash and cash equivalents                                 $      545,918    $      63,086
  Accounts receivable, net                                         950,118          781,835
  Inventory                                                        213,119          220,930
  Production costs, net                                            307,627          350,881
  Other                                                            112,562           63,961
  Deferred tax asset                                               150,000          150,000
  Net assets, discontinued operations                            1,710,605        1,782,605
                                                             --------------    -------------
      TOTAL CURRENT ASSETS                                       3,989,949        3,413,298

EQUIPMENT,  net                                                  3,195,643        3,108,890

DEPOSITS AND OTHER ASSETS                                          364,531          336,669
                                                             --------------    -------------
                                                            $    7,550,123    $   6,858,857
                                                             ==============    =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and production fee advances              $    1,331,773    $   1,244,051
  Accrued expenses                                                 148,481           95,979
  Deferred revenue                                                 491,807          160,228
  Current portion of capital lease obligations                   1,119,390          997,040
  Notes payable                                                    450,000          450,000
                                                             --------------    -------------
        TOTAL CURRENT LIABILITIES                                3,541,451        2,947,298

CAPITAL LEASE OBLIGATIONS                                          963,053        1,000,339

NOTES PAYABLE (net discount of $200,000 and $220,000, resp.)       800,000          780,000

MINORITY INTEREST                                                      500              500
                                                             --------------    -------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $.001 par value, 2,000,000 shares
    authorized; 60,161 and 57,286 shares issued and
    outstanding, respectively                                      379,074          353,200
  Common stock, $.01 par value, 20,000,000 shares
    authorized; 3,334,405 shares issued and outstanding             33,344           33,344
  Additional paid-in capital                                     4,966,171        4,966,171
  Retained Earnings                                             (3,133,470)      (3,221,995)
                                                             --------------    -------------
          TOTAL STOCKHOLDERS EQUITY                              2,245,119        2,130,720
                                                             --------------    -------------
                                                            $    7,550,123    $   6,858,857
                                                             ==============    =============

<FN1>

The accompanying notes are an integral part of the consolidated financial statements.

              NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                          Three Months Ended Sept. 30,
                                          ---------------------------
                                              1999          1998
                                          ---------------------------
                                           (Unaudited)   (Unaudited)


REVENUES:                                 $  2,924,948   $  6,887,621

EXPENSES:
   Production                                2,099,580      5,989,455
   General and administrative                  645,310        647,969
                                           ------------   ------------
        TOTAL EXPENSES                       2,744,890      6,637,424
                                           ------------   ------------

OPERATING INCOME                               180,058        250,197
                                           ------------   ------------

OTHER INCOME (EXPENSE):
   Interest income                                   -          3,020
   Interest (expense)                          (78,335)       (39,657)
                                           ------------   ------------
        TOTAL OTHER (EXPENSE)                  (78,335)       (36,637)
                                           ------------   ------------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                          101,723        213,560

PROVISION FOR INCOME TAXES                           -         40,000
                                           ------------   ------------
INCOME FROM CONTINUING OPERATIONS         $    101,723   $    173,560

DISCONTINUED OPERATIONS
  (Loss) from operation of
    Videssence, Inc. (net of income
    tax (benefit))                                   -        (95,989)
                                           ------------   ------------
    (LOSS) FROM DISCONTINUED
     OPERATIONS                                      -        (95,989)
                                           ------------   ------------

NET INCOME                                $    101,723   $     77,571

Cumulative preferred stock dividend             13,198         14,097
                                           ------------   ------------

Net income to common shareholders         $     88,525   $     63,474
                                           ============   ============

Basic and diluted earnings (loss) per share:
  Continuing operations                   $       0.03   $       0.05
  Discontinued operations                            -          (0.03)
                                           ------------   ------------
   Net earnings per share                 $       0.03           0.02
                                           ============   ============

Weighted average common shares outstanding   3,334,405      3,334,405
                                           ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                  NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended September 30,
                                                          --------------------------------
                                                                  1999           1998
                                                          --------------------------------
                                                             (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $     101,723   $     77,571
                                                           --------------  --------------
 Adjustments to reconcile net income to net cash
      provided by operating activities:
            Depreciation                                         238,293        208,145
            Amortization                                          46,078         26,078

Changes in operating assets and liabilities:
    (Increase) in accounts receivable                           (168,283)      (186,529)
    (Increase) decrease in other current assets                  (48,601)        18,855
    Decrease (increase) in inventory                               7,811        (28,101)
    Decrease (increase) in production costs                       43,254         (5,389)
    (Increase) in deposits and other assets                      (27,862)        (6,296)
    Increase in accounts payable                                  87,722        110,268
    Increase in accrued expenses                                  52,502          7,046
    Increase (decrease) in deferred revenue                      331,579       (254,732)
    Decrease (increase) in net assets from
      discontinued operations                                    122,286       (190,176)
                                                          ---------------   ------------
                                                                 684,779       (300,831)
                                                          ---------------   ------------

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          786,502       (223,260)
                                                          ---------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                         (70,288)       (55,475)
                                                          ---------------   ------------
    NET CASH USED IN INVESTING ACTIVITIES                        (70,288)       (55,475)
                                                          ---------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of capital lease obligations             (233,382)      (150,001)
                                                          ---------------   -------------
NET CASH USED IN FINANCING ACTIVITIES                           (233,382)      (150,001)
                                                          ---------------   -------------

NET INCREASE (DECREASE) IN CASH                                  482,832       (428,736)

Cash, beginning of period                                         63,086      1,634,809
                                                          ---------------   -------------

Cash, end of period                                         $    545,918     $1,206,073
                                                          ===============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
   Cash paid for interest                                   $     58,362     $    60,612
   Cash paid for income taxes                               $        800     $    38,000
 Noncash activity:
   Stock dividend                                           $     13,199     $    14,097
   Purchase of equipment through leases payable             $    204,435     $   250,212

<FN1>

The accompanying notes are an integral part of the consolidated financial statements.

             NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 1999 included in the Form 10-K for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1999 and June 30, 1999, and the results of operations and cash flows for the three-month periods ended September 30, 1999 and 1998 have been included.

The results of operations for the three-month period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission for the year ended June 30, 1999.

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

Summarized results of the discontinued operation are as follows:

                                   	 	Three Months Ended
                                       		September 30,
                                         -------------
                                     		1999	      1998
                                      ------     ------

   	Net Sales    	                    $   732,234 	$   999,506
   	Cost and expenses	                    682,664	   1,112,495
                                      -----------  -----------
   	Income (loss) before inc. taxes	       49,570	    (112,989)
	   Income tax (benefit)	                       -	     (17,000)
                                      -----------  -----------
	   Income (loss) from discontinued
		    operations	                     $    49,570	 $   (95,989)
                                      ===========  ===========

Item 2.	Management's Discussion and Analysis of Financial Condition and
        Results of Operations

General

The Company is engaged in two primary business activities:

-Production. The Company is engaged in the acquisition, development and production of television series, made-for-television movies, documentaries, theatrical motion pictures and multimedia products (collectively and individually referred to as the "Productions" or "Projects"). The Company specializes in producing both live-action Projects ("live-action") which incorporate traditional sets and human actors in conjunction with computer generated images ("CGI") as well as 100% CGI animated Projects ("computer animated"). On the live-action side, the Company has produced the award winning series "Babylon 5," the follow-on series entitled "Crusade," and associated television movies. As for computer animated shows, the Company has recently completed the first season of the children's series, "Voltron: The Third Dimension" ("Voltron"), putting it at the forefront of the fully animated or animation intensive production market for television. In the first quarter of fiscal year 2000, the Company began production on two all new computer animated television series, including a contract providing for approximately $8.0 million in revenues to the Company in fiscal 2000 to produce 26 one-half hour episodes of an animated television series based on one of England's most popular comic books. The Company may undertake a Production which is sold or licensed under a production contract with a major entertainment studio or distributor, or it may be contracted by an outside entity to fully produce a project on the entity's behalf. Under both scenarios, the costs of the Production are borne by the buyer, licensor or contracting party, often severely limiting the possibility of additional revenues above the contracted amount. The Company is now seeking to expand on this model by undertaking projects which it can retain greater equity ownership in, allowing it to share in all revenue streams in perpetuity (see "Liquidity and Capital Resources" below).

-Production Services. In support of its own Productions, for which it is responsible for the complete production or a significant portion of a production, as with "Babylon 5," "Crusade," and "Voltron," the Company has developed significant expertise in computer graphics production, digital post-production and various other digital imaging techniques. The quality and popularity of these Productions in conjunction with the cutting-edge techniques employed in their creation has created industry-wide recognition of the Company's creative and technical skills. To more fully exploit these skills, the Company formed the Production Services division to support the active market that exists for projects requiring creative, high-quality, and cost-effective digital graphics and effects. This division provides CGI services consisting of computer animation and visual effects to outside clients with such needs. Since its inception, this division has provided services in the feature film, television production, television promotion, industrial/corporate video and television commercial segments. In the first quarter of fiscal 2000, the Company completed work on its biggest contract to date, the creation of all of the visual effects for the major motion picture, "Bats" that was released for theatrical distribution by Destination Films in October 1999.

Results of Operations

Revenues. The Company's revenues for the quarter ended September 30, 1999 was approximately $2.9 million for a decrease of 57.5% as compared to approximately $6.9 million for the quarter ended September 30, 1998. This decrease resulted primarily from a change in the Project mix to a greater percentage of fully animated productions. In general, live-action television Productions are significantly more expensive to produce and generate significantly more revenue than fully animated television series. In the first quarter of fiscal 2000, revenues from live-action productions decreased $5.3 million from the respective prior year quarter as the Company was not in production on any of these projects. This decrease was partially offset by an increase in revenues from its animated series of $1.3 million as the Company's prior year work on "Voltron" was replaced by its two new contracts for television animated series.

Gross Margin. The Company's gross margin for the quarter ended September 30, 1999 increased to 28.2% of net revenues, from 13.0% of net revenues in the same prior year period. This increase in gross margin resulted primarily from the change in Project mix. The Company generates the greatest gross margins on those Projects that require the greatest amount of computer animation and effects in relation to their total budgets. With Projects where this ratio is high, as with our fully computer animated series, we will generate a higher per project gross margin percentage than those where the ratio is low, as with our live-action Productions. Although the Company generates more revenues from its live-action Productions as compared to its fully animated ones, a larger portion of these revenues flow-through directly as expenses. Hence, although the Company may derive similar margin dollars from its different Productions, the live-action Projects will register a lower gross margin percentage due to their greater revenues and associated cost of sales.

General and Administrative Expenses. General and administrative expenses remained basically flat from the quarter ended September 30, 1998 to the quarter ended September 30, 1999. G&A expenses were approximately 22.1% as a percentage of net revenues for the three-month period ended September 30, 1999, as compared to 9.4% for the same prior year period. As described above, this increase resulted primarily from the decrease in revenues for the first quarter ended September 30, 1999 as compared to the comparable prior year period.

Other Income and Expenses. Interest expense increased to $78,335 for the quarter ended September 30, 1999, from $39,657 in the same period of the previous year due to the Company's further utilization of capital lease lines for continued expansion of its computer animation and visual effects facilities and the amortization of discount on notes payable.

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

Pretax profit at the Videssence operation for the quarter ended September 30, 1999 was $49,570 as compared to a pretax loss of $112,989 for the same respective period of the prior year. The primary factor leading to this increase compared to last year was a streamlining of operations consisting of cost reductions and efficiency increases. For a further summary of the operating results of Videssence, see the section entitled "Discontinued Operations" in the "Notes to Consolidated Financial Statements."

Liquidity and Capital Resources

The Company has funded its operations to date primarily through cash flows from operations, its initial public offering of Common Stock and Warrants completed in November 1995, which generated net proceeds of approximately $3.2 million, and a February 1997 preferred stock placement which raised $424,000 in gross proceeds. On March 29, 1999, the Company obtained a $1.0 million funding facility (the "Facility") from AIB Investments Pty Limited. By May 14, 1999, the entire $1.0 million in principal had been drawn down on the Facility and is evidenced by non-interest bearing Senior Subordinated Convertible Notes, due March 29, 2002. On June 10, 1999, the Company entered into a short-term note with Allco Finance Group for $450,000 with interest bearing 10% annually. This note is due on demand, and as of November 11, demand has not been made and all interest through August 1999 has been paid.

With respect to production costs for particular entertainment Projects, the Company has customarily entered into production contracts with studios, networks, distributors, and other production entities who cover 100% of the production funding. In these instances, the production funds are received by the Company during the production stage of a Project. To date, the Company has been able to secure production financing from a major studio, network or distributor for its Projects or has been able to secure production contracts with others. While the Company believes that similar financing arrangements can be made for future productions, there can be no assurance that the Company will be successful in obtaining such production financing or contracts. In that event, the Company would have to secure alternative sources for financing Projects. Moreover, as the Company continues to develop new forms of high technology production activities and projects for new entertainment ancillary markets, it may elect to make additional overhead and equity commitments for these new projects. These potential, new financial commitments, if pursued, could create additional risk for the Company as to whether it will recover the costs of its investment and generate a profit.

In the quarter ended September 30, 1999, the Company began production on two all new, 100% CGI animated television series to air in fiscal 2000. On one of these series, part of the contractual payments are deferred until the latter part of the third and fourth quarters of fiscal 2000, which could cause a cash flow shortfall in the third quarter. The Company is actively engaged in discussions on several potential new Projects and is actively pursuing a potential source of additional financing. Although there can be no assurance that the Company will be successful in these efforts, management believes that the Company will avoid a cash flow shortfall through one or more of these alternatives. Further, as one of these productions only runs through February 2000, the Company is actively seeking an additional series to be a replacement for the remaining months of the fiscal year. If the Company is unable to contract for this replacement series or if either of these series are not renewed through an additional agreement extension after the first season and the Company is unable to replace the series with ones generating comparable revenues, the Company's financial condition and operations would be materially adversely affected.

Cash provided by operating activities was approximately $787,000 for the three-months ended September 30, 1999, principally from the income earned by the Company in this quarter and an increase in deferred revenue as the Company received cash infusions for its new productions.

Cash used in financing activities was approximately $233,000 for the three-months ended September 30, 1999 as money was used for principal payments on capital leases.

As of September 30, 1999, the Company's sources of liquidity included cash and cash equivalents totaling approximately $546,000.

The Company has approximately $2.1 million of outstanding capital leases as of September 30, 1999. The Company uses capital leases primarily for equipment additions to its in-house post-production and graphics/animation facilities.

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

The Company estimates its cost to assess and achieve Year 2000 compliance will be less than $10,000, of which less than $5,000 has been incurred through September 30, 1999. These amounts do not include costs incurred in the Company's replacement or upgrading of existing computer systems in the ordinary course of business. No system replacements were made or accelerated to comply with Year 2000 issues. These estimates are subject to revisions based on future assessments and responses from vendors and customers. The Company expects to continue to fund its Year 2000 costs through its cash flows from operations and to expense modification costs as incurred.

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

The Company is exposed to certain market risks that are inherent in the Company's financial instruments arising from transactions that are entered into in the normal course of business. The Company is subject to interest rate risk on its $450,000 short-term note payable, obtained in June 1999, which has a fixed interest rate of 10%. Similarly, when the Company enters into capital leases, these leases have fixed interest rates based on the prevailing rates at the date of contract. The Company runs the risk that market rates will decline and the required payments will exceed those based on current market rates.
There is no interest rate risk with the Company's $1.0 million long-term notes payables as these notes are interest free. Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. The Company generally does not transact business in foreign currencies and is therefore generally not exposed to financial market risk resulting from fluctuations in foreign currency exchange rates.

PART  II.     OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a.)	   Exhibits

       	Exhibit	        Description
        -------         -----------
        		27	           Financial Data Schedule. (1)
        ----------------------

       (1)	Filed herewith.

(b.)	  Reports on Form 8-K

       None.





                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NETTER DIGITAL ENTERTAINMENT, INC.
                                       Registrant


Dated: November 15, 1999	              By: /s/Chad Kalebic
                                       -------------------
                                       Chad Kalebic
                                       Chief Financial Officer