Form 10-Q
period 1999-12-31
NETTER DIGITAL ENTERTAINMENT INC
filed 2000-02-14
CIK 1001592

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C.


(X)            Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934



For the Quarterly Period                        Commission File No. 0-26884
  Ended December 31, 1999

                      NETTER DIGITAL ENTERTAINMENT, INC.
             (exact name of registrant as specified in charter)

        	Delaware                                         95-3392054
    (State or other                                     (I.R.S. Employer
jurisdiction of incorporation)                         Identification No.)


  5125 Lankershim Blvd.
North Hollywood, California                                 91601
(Address of principal executive office)                  (Zip Code)

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

                         YES      X        NO ___


As of February 11, 2000 the Registrant had 3,363,251 shares of its Common Stock, $.01 par value, issued and outstanding.







             NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                               FORM 10-Q
                            December 31, 1999
                                INDEX


PART I.	FINANCIAL INFORMATION
                                                              PAGE
Item 1.	 Financial Statements (Unaudited)	                    NUMBER
                                                             ------

         Consolidated Balance Sheets as of
         December 31, 1999 and June 30, 1999	                     3

         Consolidated Statements of Operations for
         the three-month and six-month periods ended
         December 31, 1999 and December 31, 1998	                 4

         Consolidated Statements of Cash Flows for the
         six-month periods ended December 31, 1999
         and December 31, 1998.                                   5

         Notes to Consolidated Financial Statements	            6-7


Item 2.	 Management's Discussion and Analysis of
         Financial Condition and	Results of Operations	        7-11

Item 3.  Quantitative and Qualitative Disclosures About          11
         Market Risk

PART II.	OTHER INFORMATION

Item 4.	 Submission of Matters to a Vote of Security Holders     11

Item 6.  Exhibits and Reports on Form 8-K  	                     12

Signatures		                                                     12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

               NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                                                              December 31,        June 30,
                                                                  1999             1999
                                                              ------------     ------------
                                                               (Unaudited)
                                   ASSETS
                                   ------
CURRENT ASSETS:
  Cash and cash equivalents                                 $       89,352    $      63,086
  Accounts receivable,net                                          715,296          781,835
  Inventory                                                        214,798          220,930
  Production costs, net                                            302,965          350,881
  Other                                                            120,116           63,961
  Deferred tax asset                                               150,000          150,000
  Net assets, discontinued operations                            1,725,605        1,782,605
                                                             --------------    -------------
      TOTAL CURRENT ASSETS                                       3,318,132        3,413,298

EQUIPMENT,  net                                                  4,392,899        3,108,890

DEPOSITS AND OTHER ASSETS                                          439,156          336,669
                                                             --------------    -------------
                                                            $    8,150,187    $   6,858,857
                                                             ==============    =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and production fee advances              $    2,684,918    $   1,244,051
  Accrued expenses                                                  36,236           95,979
  Deferred revenue                                                 568,239          160,228
  Current portion of capital lease obligations                   1,127,221          997,040
  Notes Payable                                                    450,000          450,000
                                                             --------------    -------------
        TOTAL CURRENT LIABILITIES                                4,866,614        2,947,298

CAPITAL LEASE OBLIGATIONS                                          796,961        1,000,339

NOTE PAYABLE (net of discount of $180,000 and $220,000,            820,000          780,000
  respectively)

MINORITY INTEREST                                                      500              500
                                                             --------------    -------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $.001 par value, 2,000,000 shares
    authorized; 60,161 and 57,286 shares issued and                379,074          353,200
    outstanding, respectively
  Common stock, $.01 par value, 20,000,000 shares
    authorized; 3,334,405 shares issued and outstanding             33,344           33,344
  Additional paid-in capital                                     4,966,171        4,966,171
  Deficit                                                       (3,712,477)      (3,221,995)
                                                             --------------    -------------
          TOTAL STOCKHOLDERS EQUITY                              1,666,112        2,130,720
                                                             --------------    -------------
                                                            $    8,150,187    $   6,858,857
                                                             ==============    =============

<FN1>

The accompanying notes are an integral part of the consolidated financial statements.

              NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                               Three Months Ended             Six Months Ended
                                                  December 31,                  December 31,
                                          ---------------------------     --------------------------
                                              1999          1998               1999        1998
                                          ---------------------------     ---------------------------
                                           (Unaudited)   (Unaudited)       (Unaudited)   (Unaudited)


REVENUES:                                 $  3,582,209   $  6,614,148    $  6,507,157   $ 13,501,769

EXPENSES:
   Production                                3,196,193      5,806,899       5,295,773     11,796,353
   General and administrative                  869,418        680,541       1,514,728      1,328,510
                                           ------------   ------------    ------------   ------------
        TOTAL EXPENSES                       4,065,611      6,487,440       6,810,501     13,124,863
                                           ------------   ------------    ------------   ------------

OPERATING INCOME (LOSS)                       (483,402)       126,708        (303,344)       376,906
                                           ------------   ------------    ------------   ------------

OTHER INCOME (EXPENSE):
   Interest income                                 826          2,987             853          6,007
   Other income                                  6,250              -           6,250              -
   Interest (expense)                          (89,145)       (47,939)       (167,507)       (87,596)
                                           ------------   ------------    ------------   ------------
        TOTAL OTHER EXPENSE                    (82,069)       (44,952)       (160,404)       (81,589)
                                           ------------   ------------    ------------   ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                         (565,471)        81,756        (463,748)       295,317

PROVISION FOR INCOME TAXES                           -          4,400               -         80,000
                                           ------------   ------------    ------------   ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS  $   (565,471)  $     77,356    $   (463,748)  $    215,317

DISCONTINUED OPERATIONS
  Loss from operation of Videssence, Inc.
    (net of income tax benefit)                      -       (610,417)              -       (670,806)
  Provision for loss on the divestiture
    of Videssence                                    -     (1,880,956)              -     (1,880,956)
                                           ------------   ------------    ------------   ------------
    LOSS FROM DISCONTINUED OPERATIONS                -     (2,491,373)              -     (2,551,762)
                                           ____________   ____________    ____________   ____________

NET LOSS                                  $   (565,471)  $ (2,414,017)   $   (463,748)  $ (2,336,445)

Cumulative preferred stock dividend             13,536         12,276          26,734         26,373
                                           ------------   ------------    ------------   ------------

Net Loss to common shareholders           $   (579,007)  $ (2,426,293)   $   (490,482)  $ (2,362,818)
                                           ============   ============    ============   ============

Basic and diluted earnings (loss) per share:
  Continuing operations, including
    preferred dividends                   $      (0.17)  $       0.02    $      (0.15)  $       0.06
  Discontinued operations                             -         (0.75)              -          (0.77)
                                           ------------   ------------    ------------   ------------
   Net loss, per share                    $      (0.17)  $      (0.73)   $      (0.15)  $      (0.71)
                                           ============   ============    ============   ============

Weighted average common shares outstanding   3,334,405      3,334,405        3,334,405     3,334,405
                                           ============   ============    ============   ============

<FN1>

The accompanying notes are an integral part of the consolidated financial statements.

                  NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended December 31,
                                                          --------------------------------
                                                                  1999           1998
                                                          --------------------------------
                                                             (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                 $     (463,748)  $ (2,336,445)
                                                           --------------  --------------
 Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
            Depreciation                                         510,327        420,103
            Amortization                                          72,156         52,156
            Provision for loss of discontinued operations              -      1,880,956

Changes in operating assets and liabilities:
    Decrease/(increase) in accounts receivable                    66,539       (860,529)
    (Increase) in other current assets                           (56,155)       (63,219)
    Decrease/(increase) in inventory                               6,132        (82,880)
    Decrease/(increase) in production costs                       47,916        (36,564)
    (Increase) in deposits and other assets                     (102,487)       (37,906)
    Increase in accounts payable                               1,440,867        259,337
    (Decrease)/increase in accrued expenses                      (59,743)         5,284
    Increase/(decrease) in deferred revenue                      408,011       (213,504)
    Decrease in net assets from
      discontinued operations                                     57,000        215,009
                                                          ---------------   ------------
                                                               2,390,563      1,538,243
                                                          ---------------   ------------

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        1,926,815       (798,202)
                                                          ---------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                      (1,376,912)       (55,241)
                                                          ---------------   ------------
    NET CASH USED IN INVESTING ACTIVITIES                     (1,376,912)       (55,241)
                                                          ---------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of capital lease obligations             (523,637)      (357,773)
                                                         ---------------   -------------
NET CASH USED IN FINANCING ACTIVITIES                           (523,637)      (357,773)
                                                          ---------------   -------------

NET INCREASE (DECREASE) IN CASH                                   26,266     (1,211,216)

Cash, beginning of period                                         63,086      1,634,809
                                                          ---------------   -------------

Cash, end of period                                         $     89,352     $  423,593
                                                          ===============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
   Cash paid for interest                                   $    101,585     $    92,228
   Cash paid for income taxes                               $      3,518     $    36,200
 Noncash activity:
   Stock dividend                                           $     13,199     $    14,097
   Purchase of equipment through leases payable             $    336,595     $   250,212

<FN1>

The accompanying notes are an integral part of the consolidated financial statements.

NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 1999 included in the Form 10-K for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1999 and June 30, 1999, and the results of operations and cash flows for the three-month and six-month periods ended December 31, 1999 and 1998 have been included.

The results of operations for the three-month and six-month periods ended December 31, 1999, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form
10-K as filed with the Securities and Exchange Commission for the year ended June 30, 1999.

DISCONTINUED OPERATIONS

Effective the quarter ended December 31, 1998, the Board of Directors voted to classify and operate the Company's Videssence subsidiary as a discontinued operation. The Company's Board of Directors and financial advisors have determined that at this time the Company's best strategy for growth is to focus directly on its core entertainment business and to divest its non-entertainment business activities. Accordingly, the Board has instructed management to divest the Videssence subsidiary, which manufactures and distributes media lighting products. The Company is reviewing how to best capitalize on its investment in Videssence and currently is in negotiations with a potential buyer for the Videssence operation. Of course, there can be no assurance that the Company will consummate a sale of the Videssence operation with this buyer or any other buyer on terms acceptable to the Company. In the quarter ended December 31, 1998, the Company accrued a provision for an estimated anticipated loss on the divestiture of the Videssence operation of approximately $1.9 million which includes $750,000 for pretax operating losses during the phase-out period. Actual results could differ from this estimate. The results of operations for this business have been reclassified to discontinued operations for all periods in the accompanying unaudited consolidated financial statements.

Summarized results of the discontinued operation are as follows:

		                               Three Months Ended	    Six Months Ended
		                                  December 31,	         December 31,
                                    ------------          ------------
                               		 1999      	1998       1999      	1998
                                  ----       ----       ----       ----
	Net Sales	                   $ 615,855 	$ 400,512 $ 1,348,089 $ 1,400,018
	Cost and expenses	             662,298 	1,015,329   1,344,962	  2,127,824
                                -------  ---------   ---------   ---------
	Income (loss) before
   income taxes	                (46,443) 	(614,817)	     3,127   	(727,806)
	Income tax (benefit)	               -	     (4,400)	        -	     (57,000)
                                -------  ---------   ---------   ---------
	Income (loss) from
   discontinued operations    	($46,443) ($610,417)	   $ 3,127  	($670,806)
                                =======		=========   =========   =========


Item 2.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations

General

The Company is engaged in two primary business activities:

- Production. The Company is engaged in the acquisition, development and production of television series, made-for-television movies, documentaries, theatrical motion pictures and multimedia products (collectively and individually referred to as the "Productions" or "Projects"). The Company specializes in producing both live-action
Projects ("live-action") which incorporate traditional sets and human actors in conjunction with computer generated images ("CGI") as well as 100% CGI animated Projects ("computer animated"). On the live-action side, the Company has produced the award winning series "Babylon 5," the follow-on series entitled "Crusade," and associated television movies.
As for computer animated shows, in the 1999 fiscal year, the Company completed the first season of the children's series, "Voltron: The Third Dimension" ("Voltron"), putting it at the forefront of the fully animated or animation intensive production market for television. In the first quarter of fiscal year 2000, the Company began production on two all new computer animated television series, including a contract providing for approximately $8.0 million in revenues to the Company in fiscal 2000 to produce 26 one-half hour episodes of an animated television series based on one of England's most popular comic books. The Company may undertake a Production which is sold or licensed under a production contract with a major entertainment studio or distributor, or it may be contracted by an outside entity to fully produce a project on the entity's behalf. Under both scenarios, the costs of the Production are borne by the buyer, licensor or contracting party, often severely limiting the possibility of additional revenues above the contracted amount. The Company is now seeking to expand on this model by undertaking projects which it can retain greater equity ownership in, allowing it to share in all revenue streams in perpetuity (see "Liquidity and Capital Resources" below).

- Production Services. In support of its own Productions, in which it is responsible for the complete production or a significant portion of a production, as with "Babylon 5," "Crusade," and "Voltron," the Company has developed significant expertise in computer graphics production, digital post-production and various other digital imaging techniques. The quality and popularity of these Productions in conjunction with the cutting-edge techniques employed in their creation has created industry-wide recognition of the Company's creative and technical skills. To more fully exploit these skills, the Company formed the Production Services division to support the active market that exists for projects requiring creative, high-quality, and cost-effective digital graphics and effects. This division provides CGI services consisting of computer animation and visual effects to outside clients with such needs. Since its inception, this division has provided services in the feature film, television production, television promotion, industrial/corporate video and television commercial segments. In the first quarter of fiscal 2000, the Company completed work on its biggest contract to date, the creation of all of the visual effects for the major motion picture, "Bats" that was released for theatrical distribution by Destination Films in October 1999.

Results of Operations

Revenues. The Company's revenues for the second quarter and six-month periods ended December 31, 1999 were approximately $3.6 million and $6.5 million, respectively, for a decrease of 45.8% and 51.8% as compared to the comparable prior year periods. This decrease resulted primarily from a change in the Project mix to a greater percentage of fully animated productions. In general, live-action television Productions are significantly more expensive to produce and generate significantly more revenue than fully animated television series. However, the Company usually realizes substantially higher gross margins through the production of fully animated television series (see "Gross Margin" below). In the three-month and six-month periods of fiscal 2000, revenues from live-action productions decreased $5.0 million and $10.3 million, respectively, from the comparable prior year periods as the Company was not in production on any of these projects. This decrease was partially offset by an increase in revenues from its animated series of $2.0 million and $3.3 million for the three-month and six-month periods ended December 31, 1999 as compared to the prior year periods as the Company's prior year work on "Voltron" was replaced by its two new contracts for television animated series.

Gross Margin.  The Company's gross margin for the quarter ended December
31, 1999 decreased to $386,000, or 10.8% of net revenues, from $807,000, or 12.2% of net revenues, in the same prior year period. For the six-month period ended December 31, 1999, gross margin decreased (but increased as a percentage of net revenues) to $1,211,000, or 18.6% of net revenues, from $1,705,000, or 12.6% of net revenues, in the same prior year period. The decrease in gross margins in both periods of this fiscal year resulted primarily from cost overruns on one of the Company's current productions (see
"Liquidity and Capital Resources"). Despite these overruns, the gross margin percentage increased for the six-months ended December 31, 1999, as expected, due to the change in Project mix, as described above. Although the Company usually generates more revenues from its live-action Productions as compared to its fully animated ones, the Company generally generates the greatest gross margins on those Projects that require the greatest amount of computer animation and effects in relation to their total budgets (traditionally fully animated Productions).

General and Administrative Expenses. General and administrative expenses were approximately $869,000, or 24.3% of net revenues, for the three-month period ended December 31, 1999, as compared to $681,000, or 10.3% of net revenues, for the same prior year period. For the six-month period ended December 31, 1999, G&A expenses were approximately $1,515,000, or 23.3% of net revenues, as compared to $1,329,000, or 9.8% of net revenues, for the same prior year period. The increase in actual expenses resulted from an increase in overhead to support the increases in overall staff required for the current two productions. Further, as described above, the decrease in revenues for the three and six-month periods ended December 31, 1999, as compared to the same periods in the prior fiscal year, contributed to the increase in G&A expenses as a percentage of net revenues.

Other Income and Expenses. Interest expense increased to approximately $89,000 and $168,000 for the three-months and six-months ended December
31, 1999, respectively, from approximately $48,000 and $88,000 in the same prior year periods due to the Company's further utilization of capital lease lines for continued expansion of its computer animation and visual effects facilities and the amortization of discount on notes payable.

Discontinued Operations. Effective the quarter ended December 31, 1998, the Board of Directors voted to classify and operate the Company's Videssence subsidiary as a discontinued operation. The Company's Board of Directors and financial advisors determined that the Company's best strategy for growth is to focus directly on its core entertainment business and to divest its non-entertainment business activities. Accordingly, the Board has instructed management to divest the Videssence subsidiary, which manufactures and distributes media lighting products. The Company is reviewing how to best capitalize on its recent investment in Videssence and currently is in negotiations with a potential buyer for the Videssence operation. Of course, there can be no assurance that the Company will consummate a sale of the Videssence operation with this buyer or any other buyer on terms acceptable to the Company. In the quarter ended December 31, 1998, the Company accrued a provision for an estimated anticipated loss on the divestiture of the Videssence operation of approximately $1.9 million which includes $750,000 for pretax operating losses during the phase-out period. Actual results could differ from this estimate. The results of operations for this business have been reclassified to discontinued operations for all periods in the accompanying unaudited consolidated financial statements.

Pretax results of the Videssence operation for the quarter and six-months ended December 31, 1999 were a loss of $46,000 and income of $3,000, respectively, as compared to pretax losses of $614,000 and $728,000 for the same respective prior year periods. The primary factor leading to this increase compared to last year was a streamlining of operations consisting of cost reductions and efficiency increases. For a further summary of the operating results of Videssence, see the section entitled "Discontinued Operations" in the "Notes to Consolidated Financial Statements."

Liquidity and Capital Resources

The Company has funded its operations to date primarily through cash flows from operations, its initial public offering of Common Stock and Warrants completed in November 1995, which generated net proceeds of approximately
$3.2 million, and a February 1997 preferred stock placement which raised $424,000 in gross proceeds. On March 29, 1999, the Company obtained a $1.0 million funding facility (the "Facility") from AIB Investments Pty Limited. By May 14, 1999, the entire $1.0 million in principal had been drawn down on the Facility and is evidenced by non-interest bearing Senior Subordinated Convertible Notes, due March 29, 2002. On June 10, 1999, the Company entered into a short-term note with Allco Finance Group for $450,000 with interest bearing 10% annually. This note is due on demand subsequent to June 30, 2000.

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

In the quarter ended September 30, 1999, the Company began production on two all new, 100% CGI animated television series to air in fiscal 2000. On one of these series, the Company is experiencing substantial budget and schedule overruns which have directly contributed to the current quarter's net loss and will negatively impact the third quarter of fiscal 2000. Further, these overruns have substantially degraded the Company's cash flow position, causing the Company to lag with respect to certain financial obligations. The Company is currently in negotiations with the respective production company to recoup
some or all of these cost overruns.   The Company is also engaged in active
discussions on several potential new Projects, including Internet and feature film projects, and is actively pursuing a potential source of additional financing, all of which would greatly benefit the Company. While management believes that it will be successful in finalizing one or more of these efforts, thus, avoiding a cash flow shortfall, there can be no assurance that this will occur. In addition, as the production described above only runs through March 2000, the Company is actively seeking a replacement Project for the remaining months of the fiscal year. If the Company is unable to contract for this replacement or if either of these series are not renewed through an additional agreement extension after the first season and the Company is unable to replace the series with ones generating comparable revenues, the Company's financial condition and operations would be materially adversely affected.

Cash provided by operating activities was approximately $1,927,000 for the six-months ended December 31, 1999, principally from an increase in accounts payable, stemming from purchased equipment, and an increase in deferred revenue as the Company received cash infusions for its new productions.

Cash used in investing activities was approximately $1,377,000 for the six-months ended December 31, 1999 and represented purchases of new equipment which have not yet been placed on a lease line.

Cash used in financing activities was approximately $524,000 for the six-months ended December 31, 1999 as money was used for principal payments on capital leases.

The Company has approximately $1.9 million of outstanding capital leases as of December 31, 1999. The Company uses capital leases primarily for equipment additions to its in-house post-production and graphics/animation facilities.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The Company's 1999 Annual Meeting of Shareholders (the "Meeting") was held on November 19, 1999. Prior to the Meeting, the Board of Directors of the Company voted to decrease the number of directors comprising the Company's Board of Directors from six directors to five directors, effective as of the election of directors at the Meeting. The purpose of the Meeting was to elect the Company's Board of Directors, and the final tally of votes was as follows, based on one vote for each share of the Company's Common Stock outstanding as of the record date of the Meeting, October 4, 1999, and three votes for each share of the Company's Series A Preferred Stock outstanding as of the record date of the Meeting:

                                                  	Abstain or	     Broker
Directors	                    For	     Against	     Withheld	    Non-votes
-----------------          ---------   -------     ----------    ---------
Douglas Netter	            2,810,915	     0          73,818         	0
John Copeland	             2,810,915	     0	         73,818 	        0
Kate Netter Forte	         2,810,915	     0         	73,818	         0
Leonard Silverman         	2,810,915     	0         	73,818         	0
Lennart Ringquist         	2,810,915     	0	         73,818         	0

Item 6.	Exhibits and Reports on Form 8-K

(a.)	    Exhibits

	        Exhibit	  Description
         -------   -----------

         		27     	Financial Data Schedule. (1)

         ----------------------
         (1)	Filed herewith.


(b.)    	Reports on Form 8-K

         None.




                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NETTER DIGITAL ENTERTAINMENT, INC.
                                 Registrant



Dated: February 14, 2000	        By: /s/Chad Kalebic
                                 -------------------
                                 Chad Kalebic
                                 Chief Financial Officer