Form 10KSB/A
period 1998-06-30
NETTER DIGITAL ENTERTAINMENT INC
filed 2000-02-29
CIK 1001592

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


Transitional Small Business Disclosure Format:
Yes________________ No     X




                          PART IV

ITEM 13.   	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of regulation S-B).

Exhibit   Description
Number
-------   ------------
2.1       Agreement and Plan of Merger and Reorganization, as amended. (5)
2.2       Amendment No. 2 to the Agreement of Merger and Reorganization. (6)
2.3       Amendment No. 3 to the Agreement of Merger and Reorganization. (7)
2.4       Amendment No. 4 to the Agreement of Merger and Reorganization. (7)
2.5       Amendment No. 5 to the Agreement of Merger and Reorganization. (7)
3.1       Certificate of Incorporation. (1)
3.2       Bylaws. (1)
4.1       Certificate of Designation. (8)
10.1      Mr. Netter's Employment Agreement. (1)
10.2      Mr. Copeland's Employment Agreement. (1)
10.3      "Babylon 5" Production Agreement. (1)
10.4      1995 Stock Option Plan. (1)
10.5      Talbot Consulting/Completion Fee Agreement. (6)
10.6      Warrant, dated September 4, 1997, issued to W.J. Gallagher & Company.
          (9)
10.7 Letter Agreement, dated September 1, 1997, between the Company and H.D. Brous & Co., Inc. (9)
10.8 Stock Option Agreement, dated September 1, 1997, between the Company and H.D. Brous & Co., Inc. (9)
10.9      Lease for premises at 5125 Lankershim Blvd., North Hollywood, CA. (9)
10.10     Equipment and furniture lease with Lyon Credit Corporation. (9)
10.11     Equipment lease with Terminal Marketing Company. (9)
10.12     Installment note and Loan and Security Agreement with Comerica Bank.
          (9)
10.13     Mr. Costa's Employment Agreement. (9)
10.14     Mr. Francis's Employment Agreement. (9)
10.15     Mr. Cercone's Employment Agreement. (9)
10.16 Letter agreement, dated October 20, 1997, between the Company and Martin E. Janis & Company, Inc. (10)
10.17 Consulting Agreement, dated October 1, 1997, by and between Netter Digital Entertainment, Inc and Geoffrey Talbot. (11)
10.18 Stock Option Agreement, dated October 1, 1997, by and between Netter Digital Entertainment, Inc. and Geoffrey Talbot. (11)
10.19     Equipment lease with Comerica Leasing Corporation. (12)
10.20     Equipment lease with Digital Financial Services. (12)
10.21     Amendment to Employment Agreement, Douglas Netter. (13)
10.22     Amendment to Employment Agreement, John Copeland. (13)
10.23     Equipment lease with Comerica Leasing, Schedules No. 2 and 3.(14)(15)
10.24     GE Capital Corporation Master lease, Schedules No. 1 and 2.
          (14)(15)
21			     List of Subsidiaries. (9)
23.1      Consent of Independent Certified Public Accountants (16)
27		     	Financial Data Schedule. (13)

                                     15

---------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration Number is 33-97402-LA) declared effective November 20, 1995.
(2) Incorporated by reference to the Company's Registration Statement on Form 8-A dated November 20, 1995.
(3) Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1995.
(4) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1996.
(5) Incorporated by reference to the Company's Proxy Statement , dated June 26, 1996 for the approval/disapproval of the proposed merger between the Company and Videssence, Inc.
(6) Incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 1996.
(7) Incorporated by reference to the Company's Form 8-K dated January 10, 1997.
(8) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 1996.
(9) Incorporated by refernce to the Company's Form 10-KSB for the year ended June 30, 1997.
(10)Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 1997.
(11)Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1997.
(12)Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1998.
(13)Incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 1998, filed on September 25, 1998.
(14)Certain portions of this exhibit have been redacted and are subject to a request for confidential treatment. The entirety of this exhibit has been filed separately with the Commission.
(15)Incorporated by reference to the Company's Form 10-KSB/A for the year ended June 30, 1998, filed on January 20, 1999.
(16)Filed herewith.

                                   16





SIGNATURE


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NETTER DIGITAL ENTERTAINMENT, INC.



Dated: February 25, 2000		        By: /s/Chad Kalebic
                                    -------------------
                             							Chad Kalebic, Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                 TITLE                           DATE
---------                 -----                           ----
/s/Douglas Netter         Chairman of the Board of        February 25, 2000
Douglas Netter            Directors, Chief Executive
                          Officer, and President

/s/John Copeland          Executive Vice President and    February 25, 2000
John Copeland             Secretary/Director

/s/Chad Kalebic           Chief Financial Officer         February 25, 2000
Chad Kalebic              (Chief Accounting Officer)

/s/Dr. Leonard Silverman  Director                        February 25, 2000
Dr. Leonard Silverman

/s/Kate Netter Forte      Director                        February 25, 2000
Kate Netter Forte

/s/Lennart Ringquist      Director                        February 25, 2000
Lennart Ringquist

                                   17

                EXHIBIT INDEX
Exhibit         Description
Number

23.1            Consent of Independent Certified Public Accountants

----------------------