Form 10-K/A
period 1999-06-30
NETTER DIGITAL ENTERTAINMENT INC
filed 2000-02-29
CIK 1001592

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-K/A

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

                                   17

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

                                  18

(13) Incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 1998.
(14) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999.
(15) Incoporated by reference to the Company's Form 10-K for the year ended June 30, 1999 as filed on September 24, 1999.
(16) Filed herewith.

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


                                  19

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

SIGNATURE                    TITLE                           DATE
---------                    -----                           ----
/s/Douglas Netter            Chairman of the Board of        February 25, 2000
Douglas Netter               Directors, Chief Executive
                             Officer, and President
                             (Principal Executive Officer)


/s/John Copeland             Executive Vice President and    February 25, 2000
John Copeland                Secretary/Director


/s/Chad Kalebic              Chief Financial Officer         February 25, 2000
Chad Kalebic                 (Principal Financial and
                             Accounting Officer)

/s/Dr. Leonard Silverman     Director                        February 25, 2000
Dr. Leonard Silverman

/s/Kate Netter Forte         Director                        February 25, 2000
Kate Netter Forte

/s/Lennart Ringquist         Director                        February 25, 2000
Lennart Ringquist


                                 20