Form 10-Q
period 2000-03-31
NETTER DIGITAL ENTERTAINMENT INC
filed 2000-05-19
CIK 1001592

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C.


(X)            Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934



For the Quarterly Period                        Commission File No. 0-26884
  Ended March 31, 2000

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

                         YES      X        NO ___


As of May 19, 2000 the Registrant had 3,623,382 shares of its Common Stock, $.01 par value, issued and outstanding.







             NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                               FORM 10-Q
                            March 31, 2000
                                INDEX


PART I.	FINANCIAL INFORMATION
                                                              PAGE
Item 1.	 Financial Statements (Unaudited)	                    NUMBER
                                                             ------

         Consolidated Balance Sheets as of
         March 31, 2000 and June 30, 1999                         3

         Consolidated Statements of Operations for
         the three-month and nine-month periods ended
         March 31, 2000 and March 31, 1999                        4

         Consolidated Statements of Cash Flows for the
         nine-month periods ended March 31, 2000
         and March 31, 1999.                                      5

         Notes to Consolidated Financial Statements	            6-7


Item 2.	 Management's Discussion and Analysis of
         Financial Condition and	Results of Operations	        7-11

Item 3.  Quantitative and Qualitative Disclosures About          11
         Market Risk

PART II.	OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K  	                     11

Signatures		                                                     12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

               NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                                                                March 31,        JUNE 30,
                                                                  2000             1999
                                                              ------------     ------------
                                                               (Unaudited)
                                   ASSETS
                                   ------
CURRENT ASSETS:
  Cash and cash equivalents                                 $      188,966    $      63,086
  Accounts receivable                                              398,671          781,835
  Inventory                                                        194,010          220,930
  Production costs, net                                            278,737          350,881
  Other                                                             61,656           63,961
  Deferred tax asset                                               178,000          150,000
  Net assets, discontinued operations                            1,562,720        1,782,605
                                                             --------------    -------------
      TOTAL CURRENT ASSETS                                       2,862,760        3,413,298

EQUIPMENT,  net                                                  3,571,298        3,108,890

DEPOSITS AND OTHER ASSETS                                          420,122          336,669
                                                             --------------    -------------
                                                            $    6,854,180    $   6,858,857
                                                             ==============    =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and production fee advances              $    2,446,001    $   1,244,051
  Accrued expenses                                                  76,583           95,979
  Deferred revenue                                                 423,452          160,228
  Current portion of capital lease obligations                   1,092,994          997,040
  Notes Payable                                                    450,000          450,000
                                                             --------------    -------------
        TOTAL CURRENT LIABILITIES                                4,489,030        2,947,298

CAPITAL LEASE OBLIGATIONS                                          534,365        1,000,339

NOTE PAYABLE (net of discount of $180,000 and $220,000,            840,000          780,000
  respectively)

MINORITY INTEREST                                                      500              500
                                                             --------------    -------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $.001 par value, 2,000,000 shares
    authorized; 63,171 and 57,286 shares issued and                406,017          353,200
    outstanding, respectively
  Common stock, $.01 par value, 20,000,000 shares
    authorized; 3,363,251 and 3,334,405 shares issued
    and outstanding, respectively                                   33,633           33,344
  Additional paid-in capital                                     5,010,883        4,966,171
  Deficit                                                       (4,460,248)      (3,221,995)
                                                             --------------    -------------
          TOTAL STOCKHOLDERS EQUITY                                990,285        2,130,720
                                                             --------------    -------------
                                                            $    6,854,180    $   6,858,857
                                                             ==============    =============

<FN1>

The accompanying notes are an integral part of the consolidated financial statements.

              NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                               Three Months Ended             Nine Months Ended
                                                    March 31,                    March 31,
                                          ---------------------------     --------------------------
                                              2000          1999               2000        1999
                                          ---------------------------     ---------------------------
                                           (Unaudited)   (Unaudited)       (Unaudited)   (Unaudited)


REVENUES:                                 $  3,489,996   $  6,383,205    $  9,997,153   $ 19,884,974

EXPENSES:
   Production                                3,235,587      5,643,781       8,531,360     17,440,134
   General and administrative                  708,480        688,134       2,223,208      2,016,644
                                           ------------   ------------    ------------   ------------
        TOTAL EXPENSES                       3,944,067      6,331,915      10,754,568     19,456,778
                                           ------------   ------------    ------------   ------------

OPERATING INCOME (LOSS)                       (454,071)        51,290        (757,415)       428,196
                                           ------------   ------------    ------------   ------------

OTHER INCOME (EXPENSE):
   Interest income                               1,079          2,081           1,932          8,088
   Other income                                 10,625              -          16,875              -
   Interest (expense)                         (123,569)       (48,775)       (291,076)      (136,371)
                                           ------------   ------------    ------------   ------------
        TOTAL OTHER (EXPENSE)                 (111,865)       (46,694)       (272,269)      (128,283)
                                           ------------   ------------    ------------   ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                         (565,936)         4,596      (1,029,684)       299,913

PROVISION FOR INCOME TAXES                           -              -               -         80,000
                                           ------------   ------------    ------------   ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS  $   (565,936)  $      4,596    $ (1,029,684)  $    219,913

DISCONTINUED OPERATIONS
  Loss from operation of Videssence, Inc.
    (net of income tax benefit)                      -              -               -       (670,806)
  Provision for loss on the divestiture
    of Videssence                                    -              -               -     (1,880,956)
                                           ------------   ------------    ------------   ------------
    LOSS FROM DISCONTINUED OPERATIONS                -              -               -     (2,551,762)
                                           ____________   ____________    ____________   ____________

NET INCOME/(LOSS)                         $   (565,936)  $      4,596    $ (1,029,684)  $ (2,331,849)

Cumulative preferred stock dividend             13,941         12,588          40,676         38,961
                                           ------------   ------------    ------------   ------------

Net Loss to common shareholders           $   (579,877)  $     (7,992)   $ (1,070,360)  $ (2,370,810)
                                           ============   ============    ============   ============

Basic and diluted earnings (loss) per share:
  Continuing operations, including
    preferred dividends                   $      (0.17)  $      (0.00)   $      (0.32)  $       0.05
  Discontinued operations                            -              -               -          (0.76)
                                           ------------   ------------    ------------   ------------
   Net loss, per share                    $      (0.17)  $      (0.00)   $      (0.32)  $      (0.71)
                                           ============   ============    ============   ============

Weighted average common shares outstanding   3,363,251      3,334,405        3,344,020     3,334,405
                                           ============   ============    ============   ============

<FN1>

The accompanying notes are an integral part of the consolidated financial statements.

                  NETTER DIGITAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Nine Months Ended March 31,
                                                          --------------------------------
                                                                  2000           1999
                                                          --------------------------------
                                                             (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                 $   (1,029,684)  $ (2,331,849)
                                                           --------------  --------------
 Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
            Depreciation                                         730,723        627,650
            Amortization                                         138,234         52,156
            Provision for loss of discontinued operations              -      1,880,956        -

Changes in operating assets and liabilities:
    Decrease in accounts receivable                              383,164         63,927
    Decrease in due from officer                                       -        155,897
    Decrease/(increase) in other current assets                    2,305        (84,709)
    (Increase) in deferred tax asset                             (28,000)             -
    Decrease/(increase) in inventory                              26,920        (66,816)
    Decrease/(increase) in production costs                       72,144       (134,555)
    (Increase) in deposits and other assets                      (83,453)       (33,831)
    Increase/(decrease) in accounts payable                    1,201,950       (406,452)
    (Decrease) in accrued expenses                               (19,396)       (66,239)
    Increase/(decrease) in deferred revenue                      263,224       (740,211)
    Decrease in net assets from
      discontinued operations                                     57,000        215,009
                                                          ---------------   ------------
                                                               2,744,815      1,462,782
                                                          ---------------   ------------

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        1,715,131       (869,067)
                                                          ---------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                        (766,950)       (60,579)
                                                          ---------------   ------------
    NET CASH USED IN INVESTING ACTIVITIES                       (766,950)       (60,579)
                                                          ---------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of capital lease obligations             (822,301)      (676,765)
    Drawdown from funding facility                                     -        425,000
                                                          ---------------   ------------
NET CASH USED IN FINANCING ACTIVITIES                           (822,301)      (251,765)
                                                          ---------------   ------------

NET INCREASE (DECREASE) IN CASH                                  125,880     (1,181,411)

Cash, beginning of period                                         63,086      1,634,809
                                                          ---------------   -------------

Cash, end of period                                         $    188,966     $  453,398
                                                          ===============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
   Cash paid for interest                                   $    140,147     $   136,371
   Cash paid for income taxes                               $      3,518     $    89,453
 Noncash activity:
   Stock dividend                                           $     40,141     $    38,961
   Purchase of equipment through leases payable             $    336,595     $   773,460

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2000 and June 30, 1999, and the results of operations and cash flows for the three-month and nine-month periods ended March 31, 2000 and 1999 have been included.

The results of operations for the three-month and nine-month periods ended March 31, 2000, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission for the year ended June 30, 1999.

FINANCIAL CONDITION

The Company has incurred losses of approximately $1,030,000 and $3,318,000 for the nine-months ended March 31, 2000 and year ended June 30, 1999, respectively. The Company's cash flow position has been substantially degraded, causing the Company to lag with respect to its financial obligations. The Company currently has only one project in production and is unable to meet its current cash requirements on an on-going basis. Management is engaged in active discussions for additional projects and additional financing to address its immediate and future cash flow needs.

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

Summarized results of the discontinued operation are as follows:

		                               Three Months Ended	    Nine Months Ended
		                                    March 31,	            March 31,
                                    ------------          ------------
                               		 2000      	1999       2000      	1999
                                  ----       ----       ----       ----
	Net Sales	                   $ 492,401 $  761,373 $ 1,840,490 $ 2,161,391
	Cost and expenses	             576,348 	1,343,960   1,921,310   3,471,784
                                -------  ---------   ---------   ---------
	Income (loss) before
   income taxes	                (83,947) 	(582,587)    (80,820) (1,310,393)
	Income tax (benefit)	               -	          -           -     (57,000)
                                -------  ---------   ---------   ---------
	Income (loss) from
   discontinued operations    	($83,947) ($582,587)   ($80,820)($1,253,393)
                                =======		=========   =========   =========


Item 2.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations

General

The Company is engaged in two primary business activities:

- Production. The Company is engaged in the acquisition, development and production of television series, made-for-television movies, documentaries, theatrical motion pictures and multimedia products (collectively and individually referred to as the "Productions" or "Projects"). The Company specializes in producing both live-action Projects ("live-action") which incorporate traditional sets and human actors in conjunction with computer generated images ("CGI") as well as 100% CGI animated Projects ("computer animated"). On the live-action side, the Company has produced the award winning series "Babylon 5," the follow-on series entitled "Crusade," and associated television movies. As for computer animated shows, in the 1999 fiscal year, the Company completed the first season of the children's series, "Voltron: The Third Dimension" ("Voltron"), putting it at the forefront of the fully animated or animation intensive production market for television. During the 2000 fiscal year, the Company has been engaged in the production of two all new computer animated television series, including a contract providing for approximately $8.0 million in revenues to the Company in fiscal 2000 to produce 26 one-half hour episodes of an animated television series based on one of England's most popular comic books. The Company may undertake a Production which is sold or licensed under a production contract with a major entertainment studio or distributor, or it may be contracted by an outside entity to fully produce a project on the entity's behalf. Under both scenarios, the costs of the Production are borne by the buyer, licensor or contracting party, often severely limiting the possibility of additional revenues above the contracted amount.
The Company is now seeking to expand on this model by undertaking projects which it can retain greater equity ownership in, allowing it to share in all revenue streams in perpetuity (see "Liquidity and Capital Resources" below).

- Production Services. In support of its own Productions, in which it is responsible for the complete production or a significant portion of a production, as with "Babylon 5," "Crusade," and "Voltron," the Company has developed significant expertise in computer graphics production, digital post-production and various other digital imaging techniques. The quality and popularity of these Productions in conjunction with the cutting-edge techniques employed in their creation has created industry-wide recognition of the Company's creative and technical skills. To more fully exploit these skills, the Company formed the Production Services division to support the active market that exists for projects requiring creative, high-quality, and cost-effective digital graphics and effects. This division provides CGI services consisting of computer animation and visual effects to outside clients with such needs. Since its inception, this division has provided services in the feature film, television production, television promotion, industrial/corporate video and television commercial segments. In the first quarter of fiscal 2000, the Company completed work on its biggest contract to date, the creation of all of the visual effects for the major motion picture, "Bats" that was released for theatrical distribution by Destination Films in October 1999. In the third quarter of fiscal 2000, the Company began work on effects for two new projects, the mini-series "Dune" and "Imposter."

Results of Operations

Revenues. The Company's revenues for the third quarter and nine-month period ended March 31, 2000 were approximately $3.5 million and $10.0 million, respectively, for a decrease of 45.3% and 49.7% as compared to the comparable prior year periods. This decrease resulted primarily from a change in the Project mix to a greater percentage of fully animated productions. In general, live-action television Productions are significantly more expensive to produce and generate significantly more revenue than fully animated television series. However, the Company usually realizes substantially higher gross margins through the production of fully animated television series as the greatest margins are usually derived from those Projects with the greatest amount of computer animation and effects in relation to their total budgets (see "Gross Profit" below). In the three-month and nine-month periods of fiscal 2000, revenues from live-action productions decreased $4.9 million and $15.3 million, respectively, from the comparable prior year periods as the Company was not in production on any of these projects. This decrease was partially offset by an increase in revenues from its animated series of $2.0 million and $5.4 million for the three-month and nine-month periods ended March 31, 2000 as compared to the prior year periods as the Company's prior year work on "Voltron" was replaced by its two new contracts for television animated series.

Gross Profit. The Company's gross profit for the quarter ended March 31, 2000 decreased to $254,00, or 7.3% of net revenues, from $739,000, or 11.6% of net revenues, in the same prior year period. For the nine-month period ended March 31, 2000, gross profit decreased to $1,466,000 from $2,445,000, but increased as a percentage of net revenues to 14.7% from 12.3% in the same prior year period. The decrease in gross profits in both periods of this fiscal year resulted primarily from cost overruns on the Company's current productions (see "Liquidity and Capital Resources"). Despite these overruns, the gross profit percentage increased for the nine-months ended March 31, 2000, as expected, due to the change in Project mix, as described above.

General and Administrative Expenses. General and administrative ("G&A") expenses were approximately $708,000, or 20.3% of net revenues, for the three-month period ended March 31, 2000, as compared to $688,000, or 10.8% of net revenues, for the same prior year period. For the nine-month period ended March 31, 2000, G&A expenses were approximately $2,223,000, or 22.2% of net revenues, as compared to $2,017,000, or 10.1% of net revenues, for the same prior year period. The increase in actual expenses resulted from an increase in overhead to support the increases in overall staff required for the current two productions. Further, as described above, the decrease in revenues for the three and nine-month periods ended March 31, 2000, as compared to the same periods in the prior fiscal year, contributed to the increase in G&A expenses as a percentage of net revenues.

Other Income and Expenses. Interest expense increased to approximately $123,569 and $291,076 for the three-months and nine-months ended March 31, 2000, respectively, from approximately $48,775 and $136,371 in the same prior year periods due to the Company's further utilization of capital lease lines for continued expansion of its computer animation and visual effects facilities and the amortization of discount on notes payable.

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

Pretax results of the Videssence operation for the quarter and nine-months ended March 31, 2000 were a loss of $84,000 and $81,000, respectively, as compared to pretax losses of $583,000 and $1,310,000 for the same respective prior year periods. The primary factor leading to this increase compared to last year was a streamlining of operations consisting of cost reductions and efficiency increases. For a further summary of the operating results of Videssence, see the section entitled "Discontinued Operations" in the "Notes to Consolidated Financial Statements."

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

In the quarter ended September 30, 1999, the Company began production on two all new, 100% CGI animated television series to air in fiscal 2000. On one of these series, the Company experienced substantial budget and schedule overruns which directly contributed to the second and third quarters' net losses. The Company is no longer in production on this series. The Company has also experienced substantial budget and schedule overruns on its second series, the series based on one of England's popular comic books. The Company is working with the customer to minimize the overall overruns but expects to absorb a portion of the additional costs over the duration of the Project (scheduled for completion in early 2001). These overruns have substantially degraded the Company's cash flow position, causing the Company to lag with respect to its financial obligations. As the Company only has one production currently contracted, the Company is unable to meet all of its current cash requirements on an on-going basis. The Company is engaged in active discussions on several potential new Projects, including Internet and feature film projects, and is actively pursuing a potential source of additional financing. While management is pursuing the finalization of one or more of these efforts, thus, addressing its immediate cash flow shortfall, there can be no assurance that this will occur within the time required. If the Company is unable to contract for an additional Project generating comparable revenues, or if the Company is not able to obtain additional financing, the Company's financial condition and operations will be materially adversely affected and the Company will not have sufficient funds to continue its ongoing operations beyond a period of approximately 30 days.
At that time, the Company may be compelled to seek protection under the Bankruptcy Act.

Cash provided by operating activities was approximately $1,715,000 for the nine-months ended March 31, 2000. Adjustments to net loss were comprised principally of an increase in accounts payable, stemming from purchased equipment and a lag in payment of certain financial obligations; a decrease in accounts receivable, due to collections related to completed productions; and an increase in deferred revenue as the Company received cash infusions for its new productions.

Cash used in investing activities was approximately $767,000 for the nine-months ended March 31, 2000 representing purchases of new equipment which have not yet been placed on a lease line.

Cash used in financing activities was approximately $822,000 for the nine-months ended March 31, 2000 as cash was used for principal payments on its capital leases.

The Company has approximately $1.6 million of outstanding capital leases as of March 31, 2000. The Company uses capital leases primarily for equipment additions to its in-house post-production and graphics/animation facilities.



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


NETTER DIGITAL ENTERTAINMENT, INC.
Registrant


Dated: May 19, 2000	                   By: /s/Chad Kalebic
                                           Chad Kalebic
                                           Chief Financial Officer

Page 12 of 12